Form 10-Q
period 2021-09-30
Monte Rosa Therapeutics, Inc.
filed 2021-11-10
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40522

Monte Rosa Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3766197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Summer Street, Suite 102 Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-2643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GLUE	The Nasdaq Global Select Market

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

As of November 9, 2021, the registrant had 46,505,914 shares of common stock, $0.0001 per share, outstanding.

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

i

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

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)	September 30,	December 31,
(unaudited)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$367,034	$41,699
Prepaid expenses and other current assets	3,485	1,892
Total current assets	370,519	43,591
Property and equipment, net	11,801	4,623
Restricted cash	1,729	1,164
Total assets	$384,049	$49,378
Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$3,530	$7,066
Accrued expenses and other current liabilities	9,213	2,529
Preferred stock tranche obligations	—	19,680
Total current liabilities	12,743	29,275
Defined benefit plan liability	2,001	1,067
Total liabilities	14,744	30,342
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized, an no shares issued and outstanding as of September 30, 2021; and 77,631,514 shares authorized and 53,631,514 shares issued and outstanding as of December 31, 2020	—	67,764
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized, 46,780,847 shares issued and 46,483,918 shares outstanding as of September 30, 2021; and 97,500,000 shares authorized, 2,180,803 shares issued and 1,685,534 shares outstanding as of December 31, 2020	5	1
Additional paid-in capital	469,845	404
Accumulated other comprehensive loss	(1,950)	(1,056)
Accumulated deficit	(98,595)	(48,077)
Total stockholders’ equity (deficit)	369,305	(48,728)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$384,049	$49,378

See accompanying notes to the condensed combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed combined and consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2021	2020	2021	2020
Operating expenses:
Research and development	$15,115	$5,472	$39,025	$14,142
General and administrative	4,753	914	10,470	1,932
Total operating expenses	19,868	6,386	49,495	16,074
Loss from operations	(19,868)	(6,386)	(49,495)	(16,074)
Other income (expense):
Interest income, net	13	2	33	—
Foreign currency exchange gain (loss), net	18	(174)	(96)	(149)
Changes in fair value of preferred stock tranche obligations, net	—	—	(960)	—
Total other (expense) income	31	(172)	(1,023)	(149)
Net loss	$(19,837)	$(6,558)	$(50,518)	$(16,223)
Provision for pension benefit obligation	(535)	—	(894)	—
Comprehensive loss	$(20,372)	$(6,558)	$(51,412)	$(16,223)
Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(19,837)	$(6,558)	$(50,518)	$(16,223)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(4.29)	$(2.85)	$(11.01)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	45,987,866	1,529,881	17,751,410	1,474,045

See accompanying notes to the condensed combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed combined and consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2021	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Restricted common stock vesting	—	—	36,565	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $69	24,000,000	68,571	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837	—	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	—	—	136	—	136
Stock-based compensation expense	—	—	—	—	252	—	—	252
Net Loss	—	—	—	—	—	—	(12,276)	(12,276)
Balance—March 31, 2021	109,686,035	$231,172	1,722,099	$1	656	$(920)	$(60,353)	$(60,616)
Restricted common stock vesting	—	—	36,580	—	—	—	—	—
Exercise of common stock options	—	—	76,950	—	128	—	—	128
Conversion of convertible preferred stock into common stock	(109,686,035)	(231,172)	31,068,102	2	231,170	—	—	231,172
Issuance of common stock in connection with initial public offering, net of issuance costs of $18.5 million	—	—	11,700,000	1	203,874	—	—	203,875
Provision for pension benefit obligation	—	—	—	—	—	(495)	—	(495)
Stock-based compensation expense	—	—	—	—	1,019	—	—	1,019
Net Loss	—	—	—	—	—	—	(18,405)	(18,405)
Balance—June 30, 2021	—	$—	44,603,731	$4	436,847	$(1,415)	$(78,758)	$356,678
Restricted common stock vesting	—	—	125,187	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $2.3 million	—	—	1,755,000	1	30,925	—	—	30,926
Provision for pension benefit obligation	—	—	—	—	—	(535)	—	(535)
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Net Loss	—	—	—	—	—	—	(19,837)	(19,837)
Balance—September 30, 2021	—	$—	46,483,918	$5	469,845	$(1,950)	$(98,595)	$369,305

Balance—January 1, 2020	19,250,000	18,950	1,416,230	50	—	—	(12,198)	(12,148)
Stock-based compensation expense	—	—	—	—	11	—	—	11
Net Loss	—	—	—	—	—	—	(4,302)	(4,302)
Balance—March 31, 2020	19,250,000	$18,950	1,416,230	$50	11	$—	$(16,500)	$(16,439)
Restricted common stock vesting	—	—	72,247	—	—	—	—	—
Change in par value of common stock due to the Contribution and Exchange agreement	—	—	—	(50)	50	—	—	—
Conversion of convertible note and accrued interest to Series A convertible preferred stock	754,280	754	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance costs of $178	9,627,234	12,322	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	97	—	—	97
Net Loss	—	—	—	—	—	—	(5,364)	(5,364)
Balance—June 30, 2020	29,631,514	$32,026	1,488,477	$—	158	$—	$(21,864)	$(21,706)
Restricted common stock vesting	—	—	118,824	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $262 and discount on allocation of proceeds to preferred stock tranche obligation of $12,000	24,000,000	35,738	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	45	—	—	45
Net Loss	—	—	—	—	—	—	(6,558)	(6,558)
Balance—September 30, 2020	53,631,514	$67,764	1,607,301	$—	203	$—	$(28,422)	$(28,219)

See accompanying notes to the condensed combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed combined and consolidated statements of cash flows

(in thousands)	Nine months ended September 30,
(unaudited)	2021	2020
Cash flows from operating activities:
Net loss	$(50,518)	$(16,223)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,344	153
Depreciation	1,323	314
Changes in fair value of preferred stock tranche obligations	960	—
Loss on disposal of property and equipment	13	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,593)	(676)
Accounts payable	(5,446)	1,506
Accrued expenses and other current liabilities	6,726	447
Net cash used in operating activities	$(45,191)	$(14,479)
Cash flows from investing activities:
Purchases of property and equipment	(6,673)	(2,203)
Proceeds from sale of property and equipment	67	—
Net cash used in investing activities	$(6,606)	$(2,203)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	143,000	60,500
Payment of convertible preferred stock issuance costs	(231)	(430)
Proceeds from initial public offering, net of underwriting discount of $17.9 million	237,750	—
Payment of initial public offering issuance costs	(2,950)	—
Proceeds from exercise of employee stock options	128	—
Net cash provided by financing activities	$377,697	$60,070
Net increase in cash, cash equivalents and restricted cash	$325,900	$43,388
Cash, cash equivalents and restricted cash—beginning of period	42,863	9,245
Cash, cash equivalents and restricted cash—end of period	$368,763	$52,633
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$367,034	$51,673
Restricted cash	1,729	960
Total cash, cash equivalents and restricted cash	$368,763	$52,633
Supplemental disclosure of noncash items
Conversion of convertible preferred stock into common stock	$231,172	$—
Settlement of preferred stock tranche obligation	$20,640	$—
Conversion of convertible note payable and accrued interest into Series A convertible preferred stock	$—	$754
Purchases of property and equipment in accounts payable	$1,909	$478

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

As of September 30, 2021, the Company had an accumulated deficit of $98.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $50.5 million and $16.2 million for the nine months ended September, 2021 and 2020, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash and cash equivalents of $367.0 million as of September 30, 2021 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the condensed combined and consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Current assets
Money market funds	$144,845	$—	$—	$144,845
Pension plan assets(1)	—	3,017	—	3,017
Total assets measured at fair value	$144,845	$3,017	$—	$147,862

	As of December 31, 2020
Current assets
Money market funds	$38,712	$—	$—	$38,712
Pension plan assets(1)	—	1,217	—	1,217
Total assets measured at fair value	$38,712	$1,217	$—	$39,929
Current liabilities
Preferred stock tranche obligation	$—	$—	$19,680	$19,680
Total liabilities measured at fair value	$—	$—	$19,680	$19,680

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

The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Nine months ended September 30,
2021
Balance at beginning of period	$19,680
Change in fair value	960
Settlement of Preferred Stock Tranche Obligation	(20,640)
Balance at end of period	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2021 and 2020.

4. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$12,064	$5,205
Furniture and fixtures	277	—
Computer hardware and software	328	27
Leasehold improvements	1,028	—
Total property and equipment, at cost	$13,697	$5,232
Less: accumulated depreciation	(1,896)	(609)
Property and equipment, net	$11,801	$4,623

Depreciation expense for the nine months ended September 30, 2021 and 2020, was $1,323,000 and $314,000, respectively.

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

6. Common stock

The Company’s board of directors approved a one-for-3.5305 reverse stock split of its issued and outstanding common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company’s preferred stock effective as of June 17, 2021. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split

The Company had 500,000,000 shares of common stock authorized, of which 46,780,847 shares were issued and 46,483,918 shares were outstanding at September 30, 2021.

The holders of common stock are entitled to dividends when and if declared by the board of directors. The board of directors has not declared any dividends and the Company has not paid any dividends.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 7). The restricted stock generally vests monthly over 4 years.

As of September 30, 2021 and December 31, 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding Convertible Preferred Stock, the vesting of restricted stock and exercise of stock options:

	September 30, 2021	December 31, 2020
Convertible preferred stock	—	53,631,514
Options to purchase common stock	5,566,421	2,205,380
Unvested restricted common stock	296,929	495,278
	5,863,350	56,332,172

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

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2020	2,205,380	$2.05	9.9	$312
Granted	3,812,300	10.14
Exercised	(76,950)	1.66		1,619
Forfeited	(374,309)	2.19
Outstanding—September 30, 2021	5,566,421	$7.58	9.4	$82,185
Vested or expected to vest—September 30, 2021	5,566,421	$7.58	9.4	$82,185
Exercisable—September 30, 2021	239,924	$4.11	9.1	$4,360

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock award activity

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2020	495,278	$1.02
Vested	(198,349)	$1.19
Unvested as of September 30, 2021	296,929	$0.90

The aggregate fair value of restricted stock that vested during the nine months ended September 30, 2021 and 2020 was $236,000 and $131,000, respectively. The weighted average grant date fair value of restricted stock that vested during the nine months ended September 30, 2021 was $1.19.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Research and development	$1,559	$74
General and administrative	1,785	79
Total stock-based compensation expense	$3,344	$153

As of September 30, 2021, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock awards was $26.1 million and $251,000, respectively. The Company expects to recognize this remaining cost over a weighted average period of 3.3 and 2.2 years, respectively.

8. Income taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

9. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss	$(19,837)	$(6,558)	$(50,518)	$(16,223)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(4.29)	$(2.85)	$(11.01)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	45,987,866	1,529,881	17,751,410	1,474,045

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	September 30,	September 30,
	2021	2020
Convertible Preferred Stock	—	53,631,514
Stock options to purchase common stock	5,566,421	481,482
Restricted common stock	296,929	399,004

10. Related parties

Versant Ventures has been a related party since inception of the Company as an investor and member of the board of directors. The Company had a service agreement with a Versant Ventures discovery engine, Ridgeline Therapeutics GmbH, or Ridgeline. Ridgeline provided management and administrative support to facilitate start-up of the Company and provided research and development services. Expenses attributable to Ridgeline were recognized primarily in research and development expenses in the Company’s condensed combined and consolidated statements of operations and comprehensive loss. The Company paid $0.5 million and $4.1 million to Ridgeline during the three months ended September 30, 2021 and 2020, respectively. The Company paid $7.8 million and $9.7 million to Ridgeline during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $0 and $4.8 million, respectively, in accounts payable in the condensed consolidated balance sheets associated with Ridgeline. The Company terminated such service agreement on August 9, 2021.

The Company also had a cost sharing agreement with Versant Ventures for the Company’s Chief Executive Officer. Amounts recognized as a result of this agreement are recognized in general and administrative expenses in the Company’s condensed combined and consolidated statements of operations and comprehensive loss. The Company received $40,000 and $36,000 from Versant Ventures during the three months ended September 30, 2021 and 2020, respectively, related to this agreement. The Company received $160,000 and paid $94,000 to Versant Ventures during the nine months ended September 30, 2021 and 2020, respectively, related to this agreement. As of September 30, 2021 and December 31, 2020, the Company had $0 and $79,000, respectively, in prepaids and other current assets in the condensed consolidated balance sheets related to this agreement.

The Institute for Cancer Research, or the ICR, has been a related party since inception of the Company. The Company had a license, collaboration and investment agreement with the ICR. The Company paid $0 and $584,000 to ICR during the three months ended September 30, 2021 and 2020, respectively. The Company paid $0 and $1.2 million to ICR during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, no amounts were owed by the Company to ICR.

11. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits in a defined benefit plan. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract. The technical administration and management of the savings account are guaranteed by Swiss Life on behalf of the collective foundation. Insurance benefits due are paid directly to the entitled persons by Swiss Life in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The risks of disability, death and longevity are reinsured in their entirety with Swiss Life Ltd. The Company recorded $132,000 and $14,000 defined benefit related expense during the three months ended September 30, 2021 and 2020, respectively. The Company recorded $319,000 and $14,000 defined benefit related expense during the nine months ended September 30, 2021 and 2020, respectively.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $89,000 and $0 matching 401(k) contribution related expense during the three months ended September 30, 2021 and 2020, respectively. The Company recorded $187,000 and $0 matching 401(k) contribution related expense during the nine months ended September 30, 2021 and 2020, respectively.

12. Subsequent events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed combined and consolidated financial statements.

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

Liquidity

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $35.9 million and $7.7 million for the years ended December 31, 2020 and 2019, respectively, and our net loss was $50.5 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $98.6 million and $367.0 million in cash and cash equivalents. In February 2021, we issued 24,000,000 shares of our Series B Preferred Stock pursuant to the Company’s Series B Preferred Stock tranche obligation for aggregate gross proceeds of $48.0 million. In March 2021, we authorized the sale of up to 32,054,521 shares of the Company's Series C convertible preferred stock at a price of $2.9637 per share, or Series C Preferred, and issued the authorized shares of Series C Preferred to several new and existing investors for aggregate gross proceeds of $95.0 million. In June 2021 we completed our IPO, of an aggregate of 11,700,000 shares of common stock at a price to the public of $19.00 per share We received aggregate net proceeds from the IPO of $203.9 million, after deducting underwriting discounts and commissions of $15.6 million, and offering costs of $2.9 million. An additional 1,755,000 shares were issued upon the exercise by the underwriters in July of 2021 of their option to purchase additional shares of common stock for which the Company received $31.0 million after deducting underwriter discounts and commissions of $2.3 million.

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

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs and other expenses for outside professional services, including legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and other operating costs. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, and the potential commercialization of our product candidates and development of commercial infrastructure. We also anticipate our general and administrative costs will increase with respect to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and increased costs associated with being a public company, such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC reporting requirements, insurance and investor relations costs.

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; and (iii) changes in the fair value of our preferred stock tranche obligations.

Results of operations for the three months ended September 30, 2021 and 2020

The following sets forth our results of operations:

	Three months ended September 30,
(in thousands)	2021	2020	Dollar change
Operating expenses:
Research and development	$15,115	$5,472	$9,643
General and administrative	4,753	914	3,839
Total operating expenses	19,868	6,386	13,482
Loss from operations	(19,868)	(6,386)	(13,482)
Other income (expense)	31	(172)	203
Net loss	$(19,837)	$(6,558)	$(13,279)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended September 30,
(in thousands)	2021	2020	Dollar change
External research and development services	$6,449	$3,628	$2,821
Personnel costs	5,392	900	4,492
Laboratory and related expenses	1,586	318	1,268
Facility costs and other expenses	1,688	626	1,062
Research and development expenses	$15,115	$5,472	$9,643

As of September 30, 2021 and September 30, 2020, respectively, we had 73 and 18 employees engaged in research and development activities in our facilities in the United States and Switzerland.

Our research and development activities consist primarily of costs associated with the development of our QuEEN platform and discovery and lead optimization efforts of our GSPT1 program. The increase for the three months ended September 30, 2021 as compared to 2020 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended September 30,
(in thousands)	2021	2020	Dollar change
Personnel costs	$2,750	$573	$2,177
Professional services	772	218	554
Facility costs and other expenses	1,231	123	1,108
General and administrative expenses	$4,753	$914	$3,839

As of September 30, 2021 and September 30, 2020, respectively, we had 19 and 4 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the three months ended September 30, 2021 as compared to 2020 as a result of increased headcount and expenses in support of our growth.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended September 30,
(in thousands)	2021	2020
Interest income (expense), net	$13	$2
Foreign currency exchange gain (loss), net	18	(174)
Other income (expense)	$31	$(172)

Following the contribution and exchange transactions and our Series A-2 convertible preferred stock financing in April 2020, we began investing a portion of our capital in U.S. government backed money market funds held in a custodial account.

Foreign exchange losses on transactions of our Swiss subsidiary denominated currencies in other than the U.S. dollar decreased in the three months ended September 30, 2021 as to compared to the three months ended September 30, 2020 principally due to the lack of volatility of the U.S. Dollar with respect to, principally, the Swiss franc.

Results of operations for the nine months ended September 30, 2021 and 2020

The following sets forth our results of operations:

	Nine months ended September 30,
(in thousands)	2021	2020	Dollar change
Operating expenses:
Research and development	$39,025	$14,142	$24,883
General and administrative	10,470	1,932	8,538
Total operating expenses	49,495	16,074	33,421
Loss from operations	(49,495)	(16,074)	(33,421)
Other expense	(1,023)	(149)	(874)
Net loss	$(50,518)	$(16,223)	$(34,295)

Research and development expenses

Research and development expenses were comprised of:

	Nine months ended September 30,
(in thousands)	2021	2020	Dollar change
External research and development services	$18,436	$11,202	$7,234
Personnel costs	11,935	1,361	10,574
Laboratory and related expenses	4,144	519	3,625
Facility costs and other expenses	4,510	1,060	3,450
Research and development expenses	$39,025	$14,142	$24,883

As of September 30, 2021 and September 30, 2020, respectively, we had 73 and 18 employees engaged in research and development activities in our facilities in the United States and Switzerland.

Our research and development activities consist primarily of costs associated with the development of our QuEEN platform and discovery and lead optimization efforts of our GSPT1 program. The increase for the nine months ended September 30, 2021 as compared to 2020 was primarily due to the expansion of research and development activities in the United States and Switzerland, including increased headcount and facilities, as well as corresponding increases in laboratory related expenses.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Nine months ended September 30,
(in thousands)	2021	2020	Dollar change
Personnel costs	$6,414	$1,118	$5,296
Professional services	1,960	468	1,492
Facility costs and other expenses	2,096	346	1,750
General and administrative expenses	$10,470	$1,932	$8,538

As of September 30, 2021 and September 30, 2020, respectively, we had 19 and 4 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the nine months ended September 30, 2021 as compared to 2020 as a result of increased headcount and expenses in support of our growth.

Other income (expense)

Other income (expense), net was comprised of:

	Nine months ended September 30,
(in thousands)	2021	2020
Interest income (expense), net	$33	$—
Foreign currency exchange gain (loss), net	(96)	(149)
Changes in fair value of preferred stock tranche obligations, net	(960)	—
Other income (expense)	$(1,023)	$(149)

Following the contribution and exchange transactions and our Series A-2 convertible preferred stock financing in April 2020, we began investing a portion of our capital in U.S. government backed money market funds held in a custodial account.

Foreign exchange losses on transactions of our Swiss subsidiary denominated currencies in other than the U.S. dollar increased in the nine months ended September 30, 2021 as to compared to the nine months ended September 30, 2020 principally due to increased growth in operations compared to the prior year, combined with a weakening of the U.S. Dollar with respect to, principally, the Swiss franc.

The changes in the fair value of our preferred stock tranche obligations is principally attributable to assumptions with respect to our overall enterprise value.

Liquidity and capital resources

Overview

We were incorporated in November 2019 and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, most recently, common stock in our IPO. As of September 30, 2021, we had $367.0 million in cash and cash equivalents. We have incurred losses since our inception and, as of September 30, 2021, we had an accumulated deficit of $98.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(45,191)	$(14,479)
Investing activities	(6,606)	(2,203)
Financing activities	377,697	60,070
Net increase in cash, cash equivalents and restricted cash	$325,900	$43,388

Operating activities

Net cash used in operating activities of $45.2 million during the nine months ended September 30, 2021 was attributable to our net loss of $50.5 million and a net decrease in our working capital of $0.3 million, offset by non-cash charges of $5.6 million principally with respect to changes in fair value of our preferred stock tranche obligation, depreciation expense and stock-based compensation.

Net cash used in operating activities of $14.5 million during the nine months ended September 30, 2020 was attributable to our net loss of $16.2 million, primarily offset by a $1.3 million net increase in our working capital.

Investing activities

For the nine months ended September 30, 2021 and 2020, our investing activities consisted of purchases of property and equipment of $6.6 million and $2.2, respectively, as we expanded our operations.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 amounted to $377.7 million comprised principally of aggregate net proceeds upon the issuance of our Series B and Series C convertible preferred stock in February and March 2021 and the issuance of common stock in our IPO in June 2021.

Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $60.1 million comprised principally of aggregate net proceeds upon the issuance of our Series A-2 convertible preferred stock in April 2020.

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

Contractual obligations and commitments

During the three months ended September 30, 2021, there have been no material changes to our contractual obligations and commitments from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the final prospectus for the Company’s IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 25, 2021.

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

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash and cash equivalents of $367.0 million as of September 30, 2021. We generally have held our cash equivalents in interest-bearing, U.S. government backed money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

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

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through September 30, 2021, we made the following enhancements to our control environment including the following:

•
We added finance personnel to the organization to strengthen our internal accounting team including a vice president of finance and corporate controller.
•
We engaged accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.

•
We implemented a new ERP system which provides a stronger internal control infrastructure for financial reporting and for our internal control procedures
•
We established a disclosure committee, ongoing senior management review, and audit committee oversight

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
Further develop and document our accounting policies and financial reporting procedures
•
Hire additional qualified accounting and finance personnel to provide needed levels of expertise and maintain appropriate segregation of duties

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEEN platform, and our initial pipeline. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. As of September 30, 2021, our cash and cash equivalents and investments were $367.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $98.6 million as of September 30, 2021. For the years ended December 31, 2020 and 2019, we reported net losses of $35.9 million and $7.7 million, respectively. For the nine months ended September 30, 2021, we reported a net loss of $50.5 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA and certain members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, among others:

•
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully soliciting, offering, receiving, providing or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, or arranging for, any item, good, facility, or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations can result in significant civil monetary and criminal penalties for each violation, plus up to three times the amount of remuneration, imprisonment, and exclusion from government healthcare programs. Further, a violation of the federal Anti-Kickback Statute can also form the basis for False Claims Act liability. On December 2, 2020, OIG published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees has been delayed by the Biden administration until January 1, 2023, and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, which imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and
•
analogous state law equivalents of each of the above U.S. federal laws, such as state anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of November 9, 2021, we had 94 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Based on our common stock outstanding as of September 30, 2021, our executive officers, directors, principal stockholders and their affiliates beneficially owned, in the aggregate, of a majority of our outstanding common stock. In addition, six of our directors, including our chief executive officer, are affiliated with our principal stockholders. As a result, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Item 2. Unregistered sales of equity securities and use of proceeds

Set forth below is information regarding shares of equity securities sold, and options granted, by us during the nine months ended September 30, 2021 that were not registered under the Securities Act.

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

During the period between January 1, 2021 and September 30, 2021, we issued to certain of our employees, advisors and directors, options to purchase an aggregate of 3,812,300 shares of our common stock at an average exercise price of $10.14 per share. We deemed these issuances to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit or Section 4(a)(2) of the Securities Act as sales and offers not involving a public offering

Use of Proceeds from IPO of Common Stock

On June 28, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 11,700,000 shares of our common stock at a public offering price of $19.00 per share. On July 23, 2021, the underwriters of the Company's IPO exercised their option to purchase additional shares in full and the Company issued 1,755,000 of our common stock at the price of $19.00 per share.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333- 256773), which was declared effective by the SEC on June 23, 2021. J.P. Morgan Securities LLC, Cowen and Company, LLC, Piper Sandler & Co. and Guggenheim Securities, LLC acted as underwriters for the IPO.

We received aggregate gross proceeds from our IPO of $255.6 million, or aggregate net proceeds of $234.8 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

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

* Filed herewith.

# Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 10, 2021	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer
(Principal Financial Officer)