Form 10-K
period 2021-12-31
Monte Rosa Therapeutics, Inc.
filed 2022-03-29
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40522

Monte Rosa Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-3766197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
645 Summer Street, Suite 102 Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-2643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GLUE	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NASD on June 30, 2021, was $654.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2022 was 46,630,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for its annual meeting of shareholders to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference to into Part III of this annual report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, cost and success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGD, molecules, including for our GSPT1-directed MRT-2359;
•
the initiation, timing, progress, results, cost, and success of our future clinical trials, including statements regarding the period during which the results of the clinical trials will become available;
•
our ability to continue to develop our proprietary protein degradation platform, collectively referred to as QuEEN, and to expand our proteomics and translational medicine capabilities;
•
the potential advantages of our platform technology and product candidates;
•
the extent to which our scientific approach and platform technology may target proteins that have been considered undruggable or inadequately drugged;
•
our plans to submit an IND application to the FDA for our lead GSPT1-directed MGD product candidate, MRT-2359, and future product candidates;
•
our ability to enter into, and the benefits of, any strategic collaborations with third parties who have the expertise to enable us to identify and further develop our product candidates and platform technologies;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our ability to maintain and expand, including through third-party vendors, our library of MGDs
•
our ability to manufacture, including through third-party manufacturers, our product candidates for preclinical use, future clinical trials and commercial use, if approved;
•
our ability to commercialize our product candidates, including our ability to establish sales, marketing and distribution capabilities for our product candidates;
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
•
the impact of the COVID-19 pandemic on our business and operations; and

•
other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Item 1A, “Risk Factors” and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

All of our forward-looking statements are as of the date of this Annual Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report that modify or impact any of the forward-looking statements contained in this Annual Report will be deemed to modify or supersede such statements in this Annual Report.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

SUMMARY OF RISK FACTORS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Part II, “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•
We are a biotechnology company with a limited operating history and we have not generated any revenue to date from drug sales and we may never become profitable.
•
We have incurred significant operating losses since our inception and we anticipate that we will incur continued losses for the foreseeable future.
•
We are very early in our development efforts. All of our programs are still in the preclinical stages of drug discovery. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on our QuEEN platform is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company developing a portfolio of novel and proprietary small molecule drugs that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins, so called molecular glue degraders or “MGDs”. We have developed a proprietary protein degradation platform, called QuEEN™ (an abbreviation for “Quantitative and Engineered Elimination of Neosubstrates”), to enable our target-centric approach to our MGD discovery and development. Our QuEEN platform enables us to rapidly identify protein targets and associated MGD product candidates that are designed to specifically eliminate therapeutically-relevant proteins. We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches, by allowing us to broadly target proteins otherwise considered undruggable or inadequately drugged. To date, our QuEEN platform has identified thousands of proteins for potential targeting using our MGDs. Many of these are highly credentialed targets, and at least 75% of those targets would be otherwise considered undruggable. Identified targets are recorded in our Degron encyclopedia, described below, for analysis using our artificial intelligence (“AI”) platforms and for potential MGD design and development. Incorporating insights and expertise we gain from QuEEN, we are building our proprietary MGD library. Our library is composed of a diverse set of rationally designed small molecules currently representing more than 400 unique low molecular weight scaffolds. We focus our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines. These opportunities include oncology and non-oncology indications, including immunology, inflammation, neurological and genetic diseases. Our most advanced product candidate, MRT-2359, is an orally bioavailable degrader of the translation termination factor protein GSPT1 currently in development for use in Myc-driven tumors. Our novel strategy for MRT-2359 is based on our previously unreported observation of a functional association between GSPT1 and the Myc family of transcription factors. We have shown that through this association, GSPT1 serves as a key regulator and vulnerability of Myc-induced protein translation in certain Myc-driven tumors. We plan to submit an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or the FDA, for MRT-2359 in mid-2022. Beyond GSPT1, our NEK7 and CDK2 programs are now in lead optimization and we continue to advance those programs towards development candidate selection. Our pipeline further includes multiple additional discovery phase programs that we continue to advance through development.

Our proprietary QuEEN platform uniquely enables us to rationally design and develop our diverse library of small molecule MGDs against an identified pool of target proteins, many of which are considered inadequately drugged or otherwise undruggable. Our MGDs are drug-like small molecules that currently bring together a therapeutically-relevant target protein and an E3 ligase, known as cereblon, leading to degradation of the target protein via the intracellular protein degradation system, called the proteasome. Our MGDs are non-heterobifunctional, in contrast to proteolysis targeting chimeras, or PROTACs. Central to our QuEEN platform is a detailed understanding of the molecular interactions promoted by our small molecule MGDs between E3 ligases and structural features, called degrons, on the surface of therapeutically-relevant proteins. Key components of our QuEEN platform are:•

•
Proprietary MGD library: A wholly-owned, proprietary diverse and continuously growing chemical library of currently around 20,000 drug-like MGDs that we have rationally designed based on our growing expertise in molecular glue anatomy. Library compounds currently represent more than 400 unique low molecular weight scaffolds with favorable binding affinities for the E3 ubiquitin ligase cereblon, and representing ever increasing chemical diversity.
•
Degron encyclopedia: A growing proprietary database of degrons and associated target proteins identified through our experimental platform as well as our proprietary artificial intelligence approaches that enables us to determine structural features on protein surfaces that can serve as degrons or other points of interaction between an E3 ligase and a therapeutically-relevant protein. Our Degron encyclopedia encompasses multiple degron classes spanning diverse protein domains and families and representing a broad disease landscape.
•
Glueomics toolbox: A specialized and tailored suite of biochemical, structural biology, cellular, proteomics and in silico tools that enable and accelerate the discovery and optimization of MGD product candidates that efficiently recruit neosubstrates to E3 ligases utilizing degrons discovered through our experimental platform and AI approach.

Our lead candidate, MRT-2359, is an orally bioavailable degrader of the translation termination factor protein GSPT1 in development initially for use in the treatment of cancers overexpressing one of the Myc family genes (c-Myc, N-Myc and L-Myc). The Myc transcription factors are some of the most frequently mutated, translocated and overexpressed oncogenes in human cancers. For example, we estimate 15% of non-small cell lung cancer, or NSCLC, and over 50% of small cell lung cancer, or SCLC, overexpress L- or N-Myc. Myc-driven cancer cells are highly addicted to protein translation. Because of the key role of GSPT1 in protein synthesis, we have shown that selective GSPT1 degradation by MRT-2359 in these cells leads to cell death. In multiple Myc-driven preclinical models, we have shown that MRT-2359 is selective in potently degrading GSPT1 and inducing tumor regression after oral administration. We expect to submit an IND to the FDA in mid-2022.

In addition to our GSPT1 program, our QuEEN platform has identified multiple additional pipeline and discovery stage programs drawn to multiple therapeutically-relevant, degron-containing target proteins otherwise considered undruggable or inadequately drugged. We have been able to identify selective MGD molecules for CDK2, an oncology target and key driver of cancers such as ovarian, uterine, and breast cancer. Our CDK2 program is currently in lead optimization. We have also identified potential targets outside of oncology as exemplified by our NEK7 program. NEK7 is a key component of the NLRP3 inflammasome, a central regulator of cellular inflammatory responses to pathogens, damage and stress. Aberrant NLRP3 inflammasome activation is implicated in the pathogenesis of multiple autoimmune diseases, including Crohn’s disease, neurodegenerative diseases, diabetes, and liver diseases. Our NEK7 program is currently in lead optimization. We continue to progress our discovery stage programs, including VAV1, a target protein in autoimmune disease, BCL11A, a therapeutically-relevant protein in hemoglobinopathies, and multiple other currently undisclosed targets.

We have identified a large number of therapeutically-relevant targets that are amenable to degradation by the MGDs discovered and developed through our QuEEN platform. Applying our unique structural biology and computational tools encompassed by QuEEN, we have built and continue to grow an encyclopedia of thousands degron-containing proteins, many of which have links to human diseases. The majority of these proteins have been considered undruggable because they lack suitable small molecule binding pockets, which our MGDs do not require. We are systematically validating and rapidly advancing the most compelling of these targets while prioritizing those with a strong established therapeutic rationale for inclusion in our pipeline.

We are led by an experienced team of drug discovery and development experts with decades of experience in targeted protein degradation, molecular glues, chemistry, structural biology, data science, disease biology, translational medicine, and clinical development.

Monte Rosa Therapeutics, Inc. was incorporated in the State of Delaware on November 21, 2019. Our principal executive office is located at 645 Summer Street, Boston, MA 02210 and our telephone number is (617) 949-2643. Information about us is available on our corporate websites at www.monterosatx.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report. We trade on the Nasdaq Global Select Market under the ticker symbol “GLUE”.

Our product pipeline

We have leveraged our QuEEN platform to generate our pipeline of products with the potential to treat a diverse range of disease through targeted protein degradation. Our current programs are focused on delivering therapies to targets that have been considered undruggable or inadequately drugged in well-characterized biological pathways across clinical indications in oncology, inflammation, immunology and genetic diseases with high unmet needs. We currently retain worldwide rights to the programs shown in the Figure 1 below.

Figure 1: Monte Rosa Pipeline; Rapidly Advancing Wholly-Owned MGD Programs Targeting Undruggable Proteins

Our strategy

Our mission is to reshape disease treatment paradigms by discovering and developing a portfolio of novel small molecule MGDs that selectively eliminate therapeutically-relevant proteins in a broad range of indications with significant unmet medical need.

We believe the product candidates identified through our proprietary QuEEN platform can provide distinct advantages over other modalities to address targets that have been considered undruggable or inadequately drugged. In order to achieve our mission, key elements of our strategy include:

•
Continue to advance our GSPT1-directed MGD program into and through clinical development and seek regulatory approval. We employ a core set of drug discovery and development principles to guide our target protein selection across various protein classes and therapeutic areas. We are specifically focused on delivering therapies to targets that have been considered undruggable or inadequately drugged in preclinically and clinically well-characterized biological pathways. We have generated data in preclinical models that demonstrate the potential of our GSPT1-directed MGDs to confer antitumor activity across multiple tumor types that are driven by the Myc family of transcription factors. We expect to submit an IND for MRT-2359 in mid-2022 and to thereafter initiate our phase 1/2 clinical trial;
•
Develop a pipeline of rationally designed MGDs to transform the treatment of diseases in multiple therapeutic areas. Through our QuEEN platform, we have identified thousands of degron-containing proteins. Many of these proteins have been recognized as highly credentialed as potential therapeutic targets through preclinical and genetic studies. Further, at least 75% of the degron containing proteins identified in our encyclopedia are considered inaccessible or undruggable by existing drug modalities. We will continue to focus on therapeutic targets backed by strong biological and genetic rationale with the goal of producing novel precision medicines. These opportunities include oncology and non-oncology indications, including immunology and inflammation, neurological and genetic diseases. CDK2 and NEK7 are two examples of our success, and we are advancing those programs to candidate selection while continuing to advance our other programs into lead optimization;
•
Further expand the capabilities of our QuEEN platform to unlock the full therapeutic potential of our MGDs. Our QuEEN platform enables us to vastly expand the degradable proteome beyond conventionally druggable targets. Our approach is based on the computational identification of structural features on the surface of a protein that render a target protein amenable to complex formation with an E3 ligase. We refer to such structures as degrons. We combine our QuEEN platform, including our AI-powered degron and target discovery engine, with our proprietary library of rationally designed MGDs to selectively connect degron-containing targets to E3 ligase proteins, including cereblon. QuEEN has the potential to help us better understand the optimal pairing of degron-containing proteins with ligases to even further expand our target space. We will continue to invest in building our QuEEN platform, including expanding our proprietary MGD library as well as our proteomics, in silico screening, pharmacogenomics and translational medicine capabilities;
•
Expand and protect our proprietary know-how and intellectual property. We continue to expand intellectual property around our innovations in the field of targeted protein degradation and in particular MGDs. Our intellectual property, which includes proprietary know-how, patent applications and expected patents, as well as trade secrets, applies to all of our various innovations not only to our product candidates but also, for example, to our drug discovery processes including our QuEEN platform, to our AI discovery engine algorithms, our Degron Encyclopedia, to our drug development tools, to our growing library of MGDs, and to the innovative methods and approaches we have developed to rationally design MGDs and to expand our library of MGDs, as well as to certain biomarkers and therapeutic applications for our potential product candidates; and
•
Consider strategic collaborations in select therapeutic areas to fully realize the potential of our QuEEN platform. Our goal is to become a fully-integrated biopharmaceutical company that delivers pioneering therapies for patients. We currently retain all rights to our programs and platform. To support our goal, we will selectively explore strategic partnerships where we can leverage complementary capabilities in discovery, development and commercialization in disease areas within and outside our core areas of therapeutic focus to bring transformative therapies to patients with high unmet medical needs

Background on targeted protein degradation and molecular glues

Proteins are large, complex molecules that are involved in essentially all of the biochemical reactions that take place in the body. Many human diseases are associated with abnormal intracellular protein behavior driven by modified functional activation or inactivation of the protein itself. Given their critical role, proteins are attractive therapeutic targets, including those that act inside the cell and on its surface. While significant progress has been made in the development of therapeutics that address malfunctioning proteins, at least 75 % of human proteins are considered undruggable by traditional small molecules.

Challenges with druggable vs. undruggable proteins

The most common methods of targeting proteins, including intracellular proteins, involve traditional small molecule inhibitors that bind to a pocket in the protein and, there, act to inhibit or modify the function of the protein. Having such a pocket is what has traditionally led to a protein being considered druggable yet most proteins lack suitably sized and shaped binding pockets. In particular, proteins such as transcription factors, those that act as scaffolding for other proteins and modulators of enzyme activity, all of which can play a critical role in disease, often don’t have binding pockets suited for efficient ligand binding. The absence of a binding pocket presents a challenge to the development of traditional small molecule inhibitors. Furthermore, the features of therapeutic antibodies, oligo-based nucleotides and other genetic therapies limit their ability to address aberrant protein behavior.

Some of the aforementioned therapeutic modalities have meaningfully advanced the treatment of disease and improved the quality of life for millions of patients. However, these modalities face specific challenges related to their mode of delivery, scalability and their therapeutic application. A summary of these characteristics can be found in Figure 2.

Figure 2: The Next Generation of Precision Medicine-Based Small Molecule Drugs; Selectively Editing the Human Proteome with Rationally Designed MGDs

Molecular glues: a new approach to protein degradation

A new and promising approach to modulating protein function using small molecules in cells was recently elucidated: protein degradation. Illustrated in Figure 3, protein degradation is one of the body’s natural processes by which proteins are eliminated from human cells through the attachment of a molecular tag, called ubiquitin, to a protein by any of the approximately 600 human E3 ligases, marking the protein for degradation by the proteasome in the cell. Protein degradation can be induced by small molecule-based degraders, including both PROTACs and MGDs. It was found that lenalidomide, now an approved best-selling drug in multiple indications with 2021 global sales of $12.8 billion, functioned as a small molecule-based degrader, or as an MGD, more specifically. In one of these indications, multiple myeloma, lenalidomide acts by causing two disease-driving transcription factors, IKZF1 and IKZF3, that lack druggable pockets, to bind to cereblon, an E3 ligase protein, resulting in their degradation. In this context, lenalidomide leads to the formation of a complex of IKZF1 and IKZF3 with cereblon by inducing surface complementarity between the components of the complex rather than by binding of the MGD into a succinct binding pocket on the protein target.

Figure 3: Overview of Protein Degradation

We believe the targeted protein degradation approach offers many features that make it an attractive therapeutic modality:

•
Removal of a target protein: partial or complete removal of a target protein can lead to more complete inhibition of signaling and metabolic pathways, thus resulting in more profound pharmacodynamic effects than traditional reversible or irreversible inhibition
•
Intracellular protein targetability: small molecule-based protein degraders, in particular MGDs, readily cross cell membranes or can be optimized to do so
•
Ease of delivery: small molecule-based protein degraders, in particular MGDs, can be delivered through various routes of administration, including oral
•
Systemic and tissue distribution: since most small molecule-based degraders, in particular MGDs, are low molecular weight compared to other therapeutic modalities, tissue distribution, such as into the CNS or tumor tissues, poses less of an issue
•
Catalytic mode of action: after inducing degradation of a target protein molecule, the small molecule protein degrader-E3 ligase complex is able to induce the degradation of another target protein molecule. Thus, the small molecule protein degrader acts catalytically, unlike protein inhibition, causing the removal of many target protein molecules, thereby editing the cellular proteome
•
Event driven pharmacology: unlike with inhibitors where prolonged engagement of the drug with the protein is required for efficacy, small molecule protein degraders only require engagement with the E3 ligase and the target protein long enough to induce tagging for degradation

As mentioned above, there are multiple advantages of the protein degradation approach, but one of the most beneficial is the potential to achieve greater therapeutic efficacy resulting from the removal of a target protein from the cellular proteome.

Current approaches to protein degradation

While lenalidomide is an MGD, the majority of recent drug discovery efforts in the design of protein degraders has been focused on PROTACs. These heterobifunctional degraders are composed of two separate small molecules connected by a chemical linker. One molecule binds to a necessary binding pocket on the target protein and the other to a component of the E3 ubiquitin ligase complex. Binding of the PROTAC to both the protein of interest and the E3 ligase brings the target protein into proximity of the E3 ligase, resulting in tagging of the protein of interest for degradation. While this represents a novel way to eliminate therapeutically-relevant proteins from cells, we believe an MGD approach offers the following advantages over PROTACs:

•
Ability to target undruggable proteins: MGDs utilize the richness of molecular surface features across the proteome allowing access to a broader and differentiated target space. In contrast, PROTACs require identification of a small molecule that binds to a defined binding pocket of a target of interest, which today largely constrains the approach to the universe of proteins that can already be addressed with small molecule inhibitors
•
Favorable pharmaceutical properties: The relative simplicity and size of an MGD generally allows for more rapid optimization for oral bioavailability. PROTACs often have a larger size and larger molecular weight due to their complex heterobifunctional structure, which may lead to challenges to develop the molecules into drugs suitable for oral dosing
•
Broader tissue distribution: The physicochemical properties of PROTACs may also limit the drug distribution within the body, thereby reducing the potential in certain therapeutics areas such as central nervous systems disorders. MGDs are more traditional small molecules and hence do not have these issues
•
No observable hook effect: MGDs show a more typical concentration response where increasing concentrations elicit increasing efficacy caused by the catalytic interaction. In contrast, PROTACs require a precise concentration range to elicit efficacy due to the loss of degradation potential at higher concentrations caused by their heterobifunctional structure (also known as “hook effect”)

Figure 4: Molecule Glue Degraders; Expanding Target Space, Fostering a New Generation of Drugs

In summary, and as shown in Figure 4, MGDs are non-heterobifunctional and do not require an active site or binding pocket on target proteins. We believe these properties potentially expand the universe of amenable targets while also maintaining the favorable drug-like properties of small molecule therapeutics.

Our approach

Our approach to protein degradation involves rationally designing and developing small molecule-based MGDs to precisely edit the human proteome. Molecular glues are small molecules that induce protein-protein interactions, but not all known and characterized molecular glues lead to degradation of target proteins. Lenalidomide and pomalidomide are two approved drugs that were subsequently found to function as MGDs by causing the degradation of therapeutically-relevant proteins through the induced interaction with a component of the E3 ligase cereblon. They provide clinical validation of the MGD approach.

While the mechanism of action for these two drugs was discovered years after their introduction into the clinic, we are leveraging our platform to rationally and efficiently design our library of MGDs. Our MGDs are drug-like, non-heterobifunctional small molecules that bring together a therapeutically-relevant target protein and an E3 ligase, leading to degradation of the target protein. We believe our platform will continue to deliver MGD product candidates that have the potential to address target proteins that have been considered undruggable or inadequately drugged, while possessing attractive pharmaceutical properties. While our initial programs are utilizing cereblon as the E3 ligase system to tag target proteins the platform is built to universally leverage other E3 ligases in the future.

Our QuEEN platform was purpose-built to support our target-centric approach to the discovery and development of MGD drugs that degrade a wide landscape of therapeutically-relevant proteins by (i) systematically identifying degrons and other surface features on therapeutically-relevant target proteins that may enable degradation through our approach; and (ii) rationally designing molecules that can be optimized towards high potency and selectivity, with favorable pharmaceutical properties. Our proprietary library of rationally designed MGDs currently includes around 20,000 unique small molecules built around 400 binding scaffolds. Through our platform, we have built expertise that allows us to induce a high degree of surface complementarity between the E3 ligase and a neosubstrate, leading to high potency and selectivity for the therapeutically-relevant targets we select. Figure 5 provides an overview of our QuEEN platform.

Figure 5: Monte Rosa’s QuEEN Discovery Platform; A Target-Centric Approach to MGD Discovery and Development

Our proprietary, Quantitative and Engineered Elimination of Neosubstrates platform, or QuEEN platform, encapsulates our team’s deep and growing expert knowledge and discovery capabilities across biology, chemistry and computational sciences, from which we are generating our library and pipeline of MGD product candidates. Central to our QuEEN platform is a detailed understanding of the molecular interactions promoted by our small molecule MGDs between E3 ligases and therapeutically-relevant proteins, which have been considered undruggable or inadequately drugged. We believe this depth of knowledge allows us to leverage our platform to rationally design MGDs with favorable pharmaceutical properties that have the potential to translate into clinical success across multiple therapeutic areas. Our capabilities have been developed through the three key features of our QuEEN platform, which include the following:

•
Proprietary MGD library: A diverse and continuously growing chemical library of drug-like MGDs rationally designed based on our expertise in basic glue anatomy
•
Degron Encyclopedia: A growing catalogue of degrons and associated target proteins identified through our QuEEN platform including our proprietary AI approaches that enable us to identify structural features on protein surfaces that can serve as degrons for therapeutically-relevant, but otherwise undruggable or inadequately drugged, proteins
•
Glueomics toolbox: A tailored suite of biochemical, structural biology, cellular, proteomics and in silico screening tools that enable the discovery and optimization of MGD product candidates that efficiently recruit neosubstrates to E3 ligases

Proprietary MGD library

We continue to rationally build our highly diverse library of MGDs by applying our computational chemistry tools and our knowledge of the cereblon-binding site and variations in degron structures. Our proprietary MGD library currently consists of over 400 unique drug scaffolds, each designed to probe different three-dimensional spaces. We use Tanimoto similarity scores, a standard way to assess compound diversity, as a design characteristic to enable the continued expansion of our diverse chemical library. Our highly diverse proprietary library currently consists of approximately 20,000 unique MGDs, as represented in Figure 6.

Figure 6: Overview of Monte Rosa’s Proprietary Library of MGDs

We specifically designed our MGD library to focus on molecules with properties that resemble those of approved drugs including molecular weight; solubility, as predicted by a metric known as the partition coefficient or clogP; and polar surface area. These molecular properties impact factors such as oral bioavailability, drug exposure and metabolism, making their understanding important for drug development. Because our proprietary compounds were rationally designed to have properties that are consistent with those that result in oral compounds, they uniquely offer highly optimized starting points for drug discovery programs thereby enabling potentially rapid progress in lead optimization. Using this library, we have found multiple starting points for proteins previously not reported to be degradable by a molecular glue-based approach.

We have shown in preclinical studies that increasing MGD diversity, while maintaining desirable pharmaceutical properties of each molecule, enabled binding to different degrons. This allows us to address more target proteins and address different protein families within the proteome.

As shown in Figure 7, our MGDs, utilizing cereblon as an E3 ligase, sit between the ligase and a neosubstrate, and function by reshaping the receptor surface, thereby attracting neosubstrates to different parts of its substrate binding site.

Figure 7: Using MGDs to Reprogram the Cereblon Surface

Degron encyclopedia

For proteins to be targeted by MGDs, they need to expose a structural feature on their surface that mediates their recruitment and degradation by an E3 ligase complex. These features are called degrons and the proteins exposing these degrons are called neosubstrates. Neosubstrates are proteins degraded only in the presence of an MGD and are not physiological substrates of the E3 ligase. As shown in Figure 8, one such example is a protruding protein surface loop that contains a glycine amino acid, or G-loop, that mediates the interaction with a known MGD, Lenalidomide, and an E3 ligase protein called cereblon.

Figure 8: Our Rational Approach to Unleashing the Full Potential of MGDs

We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein structures, including structures determined from x-ray crystallography and structures from predicted protein folding, as well as to mine databases of protein sequences. We have identified topological, structural and sequence features associated with published, or canonical, as well as newly discovered, or non-canonical, degrons and encoded these features in OneVision™, our suite of AI-powered algorithms that include modules leveraging deep neural networks, or DNNs, and geometric deep learning. Using both protein amino acid sequences and three-dimensional protein structures as inputs, we have deployed OneVision to identify degrons with an initial focus on identification of degrons predicting putative neosubstrates of cereblon. Using OneVision to computationally predict the presence of structural features with a high potential to function as a degron along with the presence of a surface complementary to cereblon, we have identified thousands of proteins with the potential to be neosubstrates and hence targetable by our MGDs.

A key feature of the OneVision process is the ability to integrate new discoveries from our Glueomics platform: as we characterize the activity of our expanding MGD library, OneVision learns more degron features and, projecting these features into the entire proteome, identifies more potential neosubstrates targetable by our MGDs. We have also started to apply OneVision to other E3 ligases. Below Figure 9 summarizes our insights into proteins that contain a canonical degron, or g-loop degron.

Figure 9: Our G-Loop Degron Encyclopedia

Our Degron Encyclopedia represents a rich, differentiated target space across protein domains and diseases. These potential neosubstrates represent multiple protein classes including receptors, enzymes, scaffolding proteins and other regulatory proteins, transcription factors and transcriptional repressors. Of the thousands of potential neosubstrates we have identified, over 75 % have a unique degron sequence. Because recruitment and degradation by an E3 ligase complex is mediated by both degron structure and sequence, the uniqueness of degron sequences suggests the possibility to degrade each neosubstrate with high selectivity. Over three quarters of target candidates we identified are generally considered to be undruggable due to the lack of suitable drug binding pockets. Further, these degron-containing proteins are associated with a wide landscape of diseases, suggesting that MGDs may provide benefit to patients suffering many illnesses across therapeutic areas. The ability to use an MGD to selectively degrade these target proteins could lead to the redefinition of what constitutes a druggable target and a substantial expansion of the universe of intracellular targets that are amenable to small molecule pharmaceutical intervention to treat oncology and non-oncology diseases. We prioritize target proteins based on their credentialed association with disease biology and advance the most promising targets into our drug discovery process.

Glueomics toolbox

We continue to build our experienced team of data scientists, structural biologists, biochemists, biologists and chemists. With our team’s deep expertise, we have innovated proprietary tools designed to broadly match our MGDs against degron-containing target proteins and validate these proteins as neosubstrates. Our MGD design capabilities are driven by both in silico and laboratory-based assays that predict and assess the ability of our MGDs to induce the binding of targets to E3 ligase components, such as cereblon, and directly measure target degradation. More specifically, our toolbox comprises:

•
Quantitative biochemical and cellular assays: A suite of assays that have been tailored to measure specific steps of the MGD induced protein degradation cascade, including ternary complex formation and target degradation
•
Quantitative chemo-proteomics profiling assays: A portfolio of assays that have been developed to measure protein changes within the proteome, including spatial proximity to E3 ligases and degradation of neosubstrates. These assays allow us to identify new neosubstrates, to verify cellular degradation of known and predicted novel neosubstrates, and to assess the selectivity of MGDs
•
In silico ternary complex modeling and screening: An engine of proprietary AI-driven algorithms, called Rhapsody, to rapidly identify and prioritize MGDs that in silico are predicted to induce ternary complexes in a neosubstrate specific manner. This engine is used for new library expansion, hit discovery and expansion, and for lead identification and optimization.

Our proprietary in silico and laboratory-based toolbox allows us to rationally design MGDs, and to rapidly optimize their selectivity as well as chemical and biological properties, with the goal of constructing a robust pipeline of product candidates.

Many of these tools have been built around cereblon as an E3 ligase but can be universally applied to other E3 ligases. Figure 10 is an illustrative overview of our Glueomics toolbox.

Figure 10: Glueomics Toolbox to Accelerate MGD Discovery

Quantitative biochemical and cellular assays

We have developed a suite of assays that have been tailored to measure specific steps of the MGD-induced protein degradation cascade. With our first set of assays, we can measure ternary complex formation and screen for MGDs which have the most efficient binding characteristics. We have developed a Homogeneous Time Resolved Fluorescence, or HTRF, assay to measure ternary complex formation, whereby the close proximity of cereblon and the target protein are detected by fluorescent energy transfer between antibodies binding to the two proteins. We have used these types of assays to screen multiple targets using our proprietary MGD library. Our studies have validated the ability of MGDs to drive ternary complex formation in a concentration dependent manner. By measuring the dependency of ternary complex formation on MGD concentration, we generate concentration dependent curves, enabling us to calculate objective measures of potency such as the EC50, or the concentration at which the effect is half of the maximum.

We have also developed multiple assays to measure degradation of targets in cells. The HiBiT cellular assay is one example of a high-throughput assay that we have used to screen our proprietary MGD chemical library and identify MGDs that promote cellular target degradation in a selective manner. The assay measures the decrease in luminescence signal by using an endogenous HiBiT tag fused to the target of interest. Preclinical studies using our MGDs have shown these compounds can drive target degradation in a concentration dependent manner. By measuring the dependency of target protein levels on MGD concentration, we generate concentration dependent curves, enabling us to calculate objective measures of potency such as the DC50, or the concentration at which the degradation is half of the maximum, and the Dmax, the maximum amount of target protein that is degraded.

We are using our tailored suite of biochemical and cellular assays to screen, identify and rapidly optimize our MGDs. We have demonstrated that multiple targets from our Degron Encyclopedia can be engaged and/or degraded using MGDs from our proprietary MGD library. Several examples are highlighted below in Figure 11, where we have identified MGDs that promote the association between a target protein and cereblon, including both undruggable targets and targets that have historically been inadequately drugged.

Figure 11: Examples of MGDs that Promote Associations Between a Target Protein and Cereblon

Quantitative chemo-proteomics profiling assays

Utilizing our expertise in mass-spectrometry-based proteomics, we have developed a suite of high throughput quantitative profiling assays to assess multiple parameters, including cellular target degradation, selectivity of degradation and ternary complex formation in cells, the latter allowing us to identify potential neosubstrates not yet predicted by our in silico approach. We utilize this information in multiple ways, including:

•
To assess target degradation and determine the selectivity of our MGDs: Proteome wide changes in expression levels of proteins after treatment with MGD are measured. Downregulation of protein levels is suggestive of degradation.
•
To validate complex formation of our MGDs in cells: Proteins that are induced by the MGD to be proximal to the E3 ligase are tagged and enriched using a Turbo-ID proximity assay. This induced spatial proximity is suggestive of cellular ternary complex formation
•
To identify novel neosubstrates: Screening of our MGD library with the proximity-based assay provides additional unbiased data to identify novel degrons and train our computational degron prediction algorithms to further expand the target space
•
Additionally, we have created BaseCamp, our suite of custom software tools for data processing, archival, analysis, and visualization. Through a web interface, these software tools enable every Monte Rosa employee easy access to Glueomics screening results, Rhapsody in silico screening predictions, and the Degron Encyclopedia. Using these powerful tools, every employee is empowered as an investigator to discover connections between degraders, degrons, and diseases

In silico Ternary Complex Modeling and Screening (Rhapsody)

Built on our expertise in AI and data sciences, computational chemistry, structural biology and software engineering, we have developed a proprietary AI-driven engine of algorithms to rapidly identify, progress and prioritize MGDs that in silico induce ternary complexes in a neosubstrate specific manner. The engine includes modules for in silico docking, molecular fingerprinting, and SAR cliff discovery, enumeration, expansion, and generation, synthesis filtering, and structure- and ligand based virtual screening. We have named this computational tool Rhapsody™.

For in silico screening, we run Rhapsody on our custom-designed cloud computing infrastructure to rapidly screen MGDs, including both those MGDs already found in our physical MGD library as well as virtual MGD libraries. Rhapsody results are used to create and identify novel MGDs that are predicted to induce neosubstrate-specific ternary complex formation, are available for rapid synthesis, and can be prioritized for follow-up experiments.

For hit expansion and MGD optimization, Rhapsody is used to generate an in silico model of the MGD-specific, MGD-induced ternary complex. Evaluation of the model allows us to rapidly predict which parts of the MGD anatomy are involved in target recruitment and which parts may be modified. This enables us to maintain or enhance the target-specific potency of the MGD, while optimizing its selectivity, and its other chemical and biological properties.

Figure 12: Rhapsody, QuEEN’s In Silico Engine; A Suite of Proprietary AI-Powered Algorithms To Design, Discover, and Develop MGDs

QuEEN expansion opportunities

Our QuEEN platform to date has been focused on identifying and developing MGDs that induce the binding of degron-containing neosubstrates to cereblon as a means of targeting them for degradation and including these MGDs in our proprietary library. We are expanding the scope of QuEEN to increase the cereblon target space and to leverage additional E3 ligases for targeted protein degradation.

•
Expand the cereblon neosubstrate universe: As we rationally designed our MGD compound library to increase diversity, we found in preclinical studies that there are degrons with a diversity of amino acid sequences and 3-dimensional structures that can be targeted and we have shown we can induce efficient protein degradation through these previously undisclosed degrons. We have used our proprietary AI-driven algorithms to predict the existence of degrons from the primary sequences and the topology of proteins and are using our rational design approach to expand chemical diversity of our MGD library so to be able to target this diverse set of cereblon-accessible degrons.
•
Utilize additional E3 ligases: We believe that we will be able to reprogram other E3 ligases through the discovery of ligase specific MGDs as well as specific ligase-accessible degrons, thus enabling us to generate ternary complexes with a further subset of the approximately 600 E3 ligases

Expanding the universe of neosubstrates and recruitment of neosubstrates to additional E3 ligases through the continued identification of degrons has the potential to bring more therapeutically-relevant proteins into the universe of degradable targets, which we anticipate will allow us to address additional therapeutic targets that are undruggable or insufficiently drugged.

Our precision medicine approach

MRT-2359- A Highly-Selective and Orally Bioavailable GSPT1 degrader for Myc-driven diseases

MRT-2359 is an oral MGD molecule that selectively targets GSPT1, a G-loop degron-containing neosubstrate that has been identified as a drug target in oncology. GSPT1 is a translational termination factor. We have shown that MRT-2359 reduces viability of tumor cell lines addicted to high levels of protein translation, such as those driven by the Myc oncogenes. We have shown that once daily oral dosing of MRT-2359 induced regression of Myc-driven tumors in human xenograft and patient-derived xenograft mouse models including models of NSCLC and SCLC. We anticipate filing our IND for MRT-2359 in mid-2022.

Myc regulates transcription and translation of cancer-related genes

The Myc family of transcription factors has long been recognized as a driver of multiple human cancers and they are among the most frequently mutated, translocated and overexpressed oncogenes in human cancers. We believe that targeting the Myc pathways via downstream vulnerabilities is a viable approach to addressing Myc-driven tumors.

In humans, the Myc family of transcription factors comprises three proteins, c-Myc, L-Myc, and N-Myc, encoded by three different genes. Mutation, translocation or overexpression of any of these three proteins can lead to tumor development and progression. Extensive published studies on the role of Myc in cancer have provided insight on the mechanism by which mutations, translocations or overexpression of Myc result in uncontrolled cell growth. c-Myc is a transcription factor that is normally activated by growth factors to drive the expression of a number of genes involved in cell growth and proliferation. The aberrant activation of the gene encoding c-Myc can lead to constitutive, or always on, activation of the transcription of cell proliferation genes resulting in uncontrolled cell growth. As a consequence, there is an increasing realization that Myc-driven tumors critically rely on high translational output and the ramp up of the protein translational machinery to drive growth and proliferation.

Inhibition of Myc activity using genetic constructs has been observed to lead to strong antitumor responses in animal models of cancer. However, over forty years after the discovery of the Myc oncogene, there are no approved therapies that target the Myc family of transcription factors itself or its downstream pathways. We believe that the administration of our GSPT1-directed MGD product candidate will address a critical downstream vulnerability of oncogenic Myc activation.

Development opportunity of GSPT1 degraders to target downstream vulnerabilities of Myc activation

Aberrant activation of Myc signaling in cancer cells leads to increased transcription and, as a consequence, dependence on high rates of protein translation. This addiction creates a vulnerability to changes to the protein translation machinery in Myc-driven tumors. Using our QuEEN platform, we confirmed GSPT1, a key player of protein synthesis, as a degron-containing protein and possible neosubstrate and generated several chemical series of GSPT1 targeted MGD molecules. Leveraging our GSPT1-directed MGD molecules, we observed changes in several downstream markers for the Myc pathway in vitro, which we believe demonstrates that GSPT1 degradation is a key vulnerability for Myc-driven cancers. We observed that GSPT1 degradation was associated with downregulation of Myc proteins itself and reduced Myc signaling, including the expression of multiple Myc induced genes.

Figure 13: The Role of GSPT1 in Myc-driven, Translationally Addicted Cancer Cells and Consequences of GSPT1 Degradation

Potential indications

Recent studies across 33 tumor types showed that 28% of solid cancers have an amplification of one of the Myc family genes. Amplification of c-Myc occurs most frequently in ovarian cancer (64%), esophageal cancer (45.3%), squamous lung cancer (37.2%) and breast cancer (30%). In hematological malignancies c-Myc was found to be translocated in 36% of patients with multiple myeloma, and different translocations were found at a rate between 70% and 100% in Burkitt lymphoma and to a lesser extent in other lymphomas.

N-Myc amplifications or overexpression have been reported in approximately seven to ten percent of lung adenocarcinomas, or LUAD, the main subtype of NSCLC, in addition to tumors with neuroendocrine features such as neuroblastoma, retinoblastoma, medulloblastoma, or lung cancer and prostate cancer (neuroendocrine type, Lu-NET and NEPC, respectively). Similarly, L-Myc amplifications or overexpression have been observed in approximately 50% of SCLC. High N-Myc expression has also been reported in highly proliferative acute myeloid leukemia, or AML.

In addition, shown in Figure 14, we analyzed the expression of both L-Myc and N-Myc in samples from patients with both NSCLC and SCLC using real world genomic data and determined the frequency to be 15% and 72% respectively. (Figures adapted from real world molecular and genomic data analysis on 3241 lung cancers (in collaboration with Tempus Labs, Inc.).)

Figure 14: Real-world Data Analysis of L-Myc and N-Myc mRNA Expression and Amplification in Lung Cancer

Non-small cell lung cancer

There are an estimated 228,000 new cases of lung cancer diagnosed in the United States each year. Also, lung cancer causes 143,000 deaths annually in the United States. NSCLC accounts for 80% to 85% of lung cancer cases. While targeted therapies have been developed for patients with tumors containing alterations in epidermal growth factor receptor, or EGFR, ROS proto-oncogene 1, or ROS1, rearranged during transfection gene, or RET, anaplastic lymphoma kinase gene, or ALK, less than thirty percent of patients are eligible for these therapies. Patients who are ineligible or resistant to these therapies can be treated with immune checkpoint inhibitors that lead to significant improvements in progression free survival and overall survival compared to standard chemotherapy. However, despite the availability of these therapies, very few patients are cured of their disease and the prognosis in NSCLC remains poor, with an overall five-year survival rate for all patients diagnosed with NSCLC of 19 percent.

Our and others’ analyses of molecular data from NSCLC tumors found that around 15% of these tumors have elevated L- or N-Myc expression which our preclinical data suggests will sensitize them to GSPT1-directed MGD molecules. Furthermore, we found that there is little overlap between tumors that have high levels of L- and N-Myc and those that have genetic changes that are targeted by approved drugs. Most L- and N-Myc overexpressing lung tumors, for example, do not have alterations in genes encoding EGFR, ALK, ROS1 or RET.

Small cell lung cancer

SCLC represents approximately 15% of all lung cancers, accounting for 30,000 new cases a year in the United States. SCLC is a rapidly progressive disease with short overall survival after initial therapeutic responses. SCLC is derived from neuroendocrine cells and is distinguished clinically from NSCLC by its rapid doubling time and the early development of metastases. Most patients have metastatic disease at the time of their initial diagnoses. Unlike NSCLC, there are no targeted therapies approved for SCLC. First line therapy for these patients typically involves combination chemotherapy or radiation therapy. While patients initially respond to this chemotherapy, approximately 90% progress within one year and die within two years. The average five-year survival for newly diagnosed SCLC is 7%. Immuno-oncology agents have received approval in SCLC, but their efficacy is limited compared to that in other tumors, and some agents, such as nivolumab and pembrolizumab, have been recently withdrawn from the market for this indication. Our analyses of molecular data from SCLC tumors found that over half of these tumors have elevated levels of L- and N-Myc expression which our preclinical data suggests will sensitize them to GSPT1-directed MGD molecules.

We believe MRT-2359 will be useful for the treatment of Myc-driven tumors.

Preclinical studies and data

Targeting GSPT1 with our MGD molecules

We rationally designed highly selective GSPT1-directed MGD molecules to generate our product candidate MRT-2359 for the treatment of Myc-driven cancers.

Figure 15: MRT-2359 is a Potent and Selective GSPT1-Directed MGD

As shown in Figure 15, MRT-2359 is a potent cereblon binder, and potently induces the degradation of GSPT1 in vitro. MRT-2359 is selective against other known neosubstrates of cereblon, including the transcription factors IKZF1 & 3, SALL4, ZPF91 and the kinase CK1a. Broader selectivity profiling was undertaken using the Turbo-ID assay described previously, and this data confirmed high selectivity. The data indicates that GSPT1 and its related family member GSPT2 are the two most statistically significant proteins recruited to cereblon after treatment of cells with MRT-2359.

Figure 16: Myc-Driven NSCLC Lines are Highly Sensitive to MRT-2359

As shown in Figure 16, in a broad panel of non-small cell lung cancer cell lines, MRT-2359 was demonstrated to induce preferential activity of those cell lines that had the highest expression of N-Myc or N-Myc pathway biomarkers such as p-4EBP1. The ability of MRT-2359 to preferentially reduce viability in Myc-driven cancer lines was further explored in two high N-Myc expressing cell lines (NCI-H1155 & ABC-1) and two low N-Myc expressing cell lines (NCI-H2023 and NCI-H441). The level of GSPT1 degradation in all four cell lines was comparable, however there is a clear difference in viability between the high N-Myc expressing and low N-Myc expressing cell lines, with MRT-2359 selectively targeting the Myc-driven cancer cell lines.

Figure 17: MRT-2359 Affects N-Myc Pathway Only in Myc-Driven Cells

As shown in Figure 17, MRT-2359 has been demonstrated to induce a down-regulation of the oncogenic driver of these cancers, N-Myc, itself. Treatment of the high N-Myc cell line NCI-H1155 with MRT2359 induced complete degradation of GSPT1 and concomitantly induced a reduction in the N-Myc protein. These cell lines were then profiled using RNAseq and a downregulation of Myc target genes was observed at 6 hours and, most notably, at 24 hours.

Conversely, in the non-Myc-driven cell line H2023, there was minimal impact on the Myc target gene set at either time point.

Figure 18: MRT-2359 Induces Tumor Regressions in N-Myc-Driven Xenograft Models

As shown in Figure 18, oral administration of MRT-2359 in a mouse xenograft model of the high N-Myc NSCLC line NCI-H1155 demonstrated antitumor activity when dosed at 1, 3 or 10 mg/kg, and tumor growth regression was observed at the 10 mg/kg dose. In addition, MRT-2359 induced dose- and plasma concentration-dependent degradation of GSPT1 at 1 and 10 mg/kg, and a concomitant reduction in N-Myc protein levels in tumors was observed.

Figure 19: MRT-2359 exhibits Anti-Tumor Activity in L-Myc and N-Myc Positive NSCLC PDX Models

MRT-2359 was profiled in more than 30 patient-derived xenograft mouse models. As shown in Figure 19, when dosed orally once daily at 10mg/kg, MRT-2359 induced significant regressions and lead to an overall reduction of time to progression beyond a size of >800mm in tumors with high L- or L-Myc expression. No statistically significant effect on time to progression was seen in tumors with low L- and N-Myc expression.

Clinical development plans for GSPT1-directed MGD MRT-2359

We intend to submit our IND for MRT-2359 in mid-2022 and initiate a Phase 1/2 clinical trial shortly thereafter. Our early phase clinical development is designed as a dose escalation trial to identify the recommended dose for expansion. The primary endpoint of this trial will be to determine the safety and tolerability of MRT-2359 when dosed orally and the secondary endpoints will be to characterize the PK/PD and anti-tumor activity in the biomarker positive patients.

Figure 20: MRT-2359 Early Phase Clinical Development

CDK2-directed MGD molecules for the treatment of ovarian and breast cancer

Cyclin dependent kinases, or CDKs, are a family of closely related kinases that regulate progression through the cell cycle. CDK activity is further modulated by levels of specific cyclins. For example, cyclin E1 activates cyclin-dependent kinase 2, or CDK2. CDK2 is activated in tumors by (i) amplification or overexpression of Cyclin E1 or E2, (ii) loss-of-function alterations of the AMBRA1 gene, or (iii) loss-of-function alterations of the retinoblastoma (RB1) gene. Cyclin E1 dysregulation has been found in a number of cancers, including ovarian and triple negative breast cancer. In addition, cyclin E1 dysregulation and CDK2 activation has also been found to be one of the mechanisms of resistance in estrogen receptor positive breast cancer patients treated with CDK4/CDK6 inhibitors, such as palbociclib. Therefore, we believe selective elimination of CDK2 may provide benefit to these patients. Previously reported small molecule inhibitors and PROTACs of CDK2 have been limited in their selectivity due to the high degree of similarity among the active sites of CDKs. We have identified multiple MGD molecules that selectively promoted the association of CDK2 and cereblon in vitro, while avoiding other CDKs, and are in the process of optimizing the chemical leads.

Figure 21: CDK2 is One of the Key Regulators of the Cell Cycle

Identification of CDK2 degron and MGD molecules

Our Degron Encyclopedia indicates that CDK2 contains a degron which has unique amino acid sequence compared to other members of the CDK family and within the protein kinase family in general. This contrasts with the higher sequence similarity of the active site (ATP-binding pocket) shared between, for example, CDK protein family members CDK2, CDK4 and CDK6 which has historically been used to develop small molecule kinase inhibitors.

We screened a CDK2/cyclin E1 complex in a biochemical HTRF assay with our proprietary MGD library and identified several MGDs that promoted the association of the CDK2/cyclin E1 complex with cereblon. We then confirmed that these MGD molecules showed concentration-dependent ternary complex formation. We also assessed the biochemical selectivity of the hits over CDK1, CDK4 and CDK9 using similar HTRF assays. No ternary complex formation with these closely related kinases was observed (data not shown). Based on these initial hits, we have initiated lead optimization chemistry and have successfully delivered several lead compounds from different chemical series.

Preclinical studies and data

In support of future preclinical development activities, we have observed high selectivity potential in in vitro studies for our CDK2-directed MGD molecules.

In vitro data

Our lead optimization process has provided several MGDs that promote ternary complex formation in cells as demonstrated using our proximity-based Turbo-ID proteomics assay. In the experiment shown in the left panel of Figure 22, HEK293 cells were treated for 6 hours with one of our MGD lead molecules. As shown in the volcano plot, proximity of CDK2 protein to cereblon was significantly increased after treatment of cells with the CDK2-directed MGD, indicating formation of ternary complexes. Proteomic analysis of HEK293 cells treated for 24 hours with the same MGD indicated preferential degradation of CDK2, shown in the right panel in Figure 22. Neither induced cereblon proximity nor degradation were observed for other CDK family members, further highlighting the selectivity of our MGD.

Figure 22: Rationally Designed CDK2-Directed MGDs are Selective

NEK7 degraders for inflammatory disease

The NLRP3 inflammasome is a multiprotein complex that serves as a central node to integrate cellular signals generated by pathogens, damage and stress, and subsequently triggers the generation of pro-inflammatory cytokines. Aberrant NLRP3 inflammasome activation has been implicated in a number of autoinflammatory disorders including Crohn’s disease, neurodegenerative diseases, diabetes and liver disease. Additionally, multiple activating NLRP3 mutations have been shown to be associated with Cryopyrin-associated periodic syndromes. NIMA-Related Kinase 7, or NEK7, a serine/threonine-protein kinase, activates the NLRP3 inflammasome in a kinase independent manner, suggesting that degradation of NEK7 with an MGD molecule is an attractive therapeutic approach. We found that NEK7 contains a well-defined degron and have identified MGD molecules that are highly selective for NEK7 in in vitro models. We are currently optimizing chemical leads that are derived from multiple series of MGD molecules in this program.

NEK7 binding to NLRP3 is an essential step in promoting the assembly of the NLRP3 inflammasome. The assembly of NLRP3/NEK7 with ASC and pro-caspase 1 in a multi-protein complex induces cleavage of pro-caspase 1, which then activates multiple inflammatory responses including secretion of the cytokines interleukin-1ß and interleukin-18 and induction of pyroptosis. Knockout of NEK7 in animal models has been shown to decrease inflammatory signaling, which leads to decreased disease severity in models of inflammatory diseases. Activation of the NLRP3 inflammasome is driven through a kinase-independent function of NEK7, suggesting that inhibition of the catalytic activity of NEK7 would be ineffective in blocking NLRP3 inflammasome activation.

Figure 23: NEK7 is an Essential Regulator of the Inflammasome

Figure 24: Overactivation of the NLRP3 Inflammasome in Diseases

Identification of NEK7 degron and MGD molecules

NEK7 contains a well-defined degron, as identified using our proprietary QuEEN platform (shown in Figure 25). The amino acid sequence of the NEK7 degron is unique among the NEK family members, indicating the potential to identify MGD molecules that are highly selective for NEK7. Given the kinase independent role of NEK7 in activating the NLRP3 inflammasome, we believe that degradation of NEK7 with our MGDs will be preferable over conventional catalytic inhibition strategies. We screened NEK7 in a biochemical HTRF proximity assay with our proprietary MGD molecule library and identified multiple MGD molecules that promoted association of NEK7 and cereblon (not shown). These MGD molecules showed concentration dependent ternary complex formation as exemplified in Figure 25 (left panel). Based on these initial hits, we have initiated lead optimization chemistry and have successfully delivered several lead compounds from different chemical series.

Figure 25: Rationally Designed NEK7-Directed MGDs are Selective

Preclinical studies and data

In support of future preclinical development activities, we have observed high selectivity potential in in vitro [MW1] studies for our NEK7 MGD molecules using both our multiple HTRF and NanoBiT assays as well as our chemoproteomic approaches such as Turbo-ID.

In vitro data

Our lead optimization process has provided several MGDs that promote ternary complex formation in cells as demonstrated using our proximity-based Turbo-ID proteomics assay. In the experiment, U937 human leukemia cells were treated for six hours with one of our MGD lead molecules. As shown in the volcano plot (Figure 25, middle panel), proximity of NEK7 protein to cereblon was significantly increased after treatment of cells with the NEK7-directed MGD, indicating formation of ternary complexes in cells. Proteomic analysis of U937 cells treated for 24 hours with the same MGD indicated preferential degradation of NEK7 (Figure 25, right panel).

Our MGD molecules show high potency for modulation of NLRP3 pathway in human Monocyte Derived Macrophages

We treated human Monocyte Derived Macrophages, or hMDMs, from multiple donors with increasing concentrations of one of our MGD molecules. As shown in the left panel of Figure 26, treatment with this MGD molecule led to a dose-dependent degradation of NEK7 in hMDMs, with a DC50of 3.2 nM. We also measured IL-1β secretion from hMDMs following 20 hour treatment with our MGD molecule and subsequent exposure to inflammasome stimulators LPS+Nigericin. As shown in the middle panel of Figure 26, our NEK7-directed MGD molecule led to a dose-dependent decrease in IL-1β secretion. We also compared the efficacy of our MGD molecule to the clinical stage NLRP3 inhibitor Inzomelid and as shown in the right panel of Figure 26, our MGD molecule shows superior modulation of NLRP3 pathway-induced IL-1β and IL-18 secretion.

Figure 26: NEK7-Directed MGDs Modulate NLRP3 Pathway in Human Macrophages

VAV1-directed MGD molecules for hematological cancers and autoimmune disease

VAV1, a Rho-family guanine nucleotide exchange factor, is expressed in immune cells including T and B cells and functions to mediate T and B cell receptor signaling (shown in Figure 27). Because of VAV1’s function in both T and B cells, degradation could provide therapeutic benefits in multiple autoimmune diseases, including multiple sclerosis, myasthenia gravis, and in settings of transplantation and graft-versus-host disease. VAV1 has also been implicated in hematological malignancies, including T-cell acute lymphoblastic leukemia, or T-ALL, diffuse large B-cell lymphoma, or DLBCL, and chronic lymphocytic leukemia, or CLL. While considered an undruggable protein, we identified VAV1 as a degron-containing protein and have discovered MGD molecules that promoted association of VAV1 and cereblon and lead to degradation of VAV1 protein. We plan to optimize chemical leads that are derived from multiple series of MGD molecules.

Figure 27: VAV1 Functions to Mediate T and B Cell Receptor Signaling

Identification of VAV1 degron and MGD molecules

Our Degron Encyclopedia indicates that VAV1 contains a degron that is unique compared to other members of the VAV family, suggesting we can target VAV1 selectively with our MGD molecules.

As shown in Figure 28, we screened VAV1 in a biochemical HTRF assay with our proprietary MGD molecule library and identified multiple MGD molecules that promoted the association of VAV1 and cereblon. We then observed that these MGD molecules showed concentration-dependent ternary complex formation, shown in Figure 28, left-hand panel. These MGD molecules were also highly selective over several known and novel neosubstrates, including GSPT1.

Figure 28: Rationally Designed MGDs Selectively Degrade VAV1

VAV1-directed MGDs lead to selective VAV1 degradation

To assess the potency of cellular degradation in cells, we tested a MGD in an engineered VAV1-NanoBiT system. As shown above in the middle panel, this MGD molecule led to a dose-dependent degradation of VAV1 in Jurkat cells, with a DC50of 24.9 nM. To further test degradation and selectivity, we also performed spectrometry-based proteomics in wildtype Jurkat cells, treated with 10 μM MGD for 24 hours. Shown in the volcano plot in Figure 28, right panel, VAV1 was selectively and significantly down-modulated, relative to DMSO control.

BCL11A-directed MGD molecules for the treatment of sickle cell disease and ß-Thalassemia

Sickle cell disease, or SCD, is caused by a mutation in a form of hemoglobin, leading to severe disease manifestations, including anemia and vaso-occlusive crises. However, in SCD patients, increasing levels of fetal hemoglobin, or HbF, are associated with fewer co-morbidities and a better prognosis. In adults, B-cell lymphoma/leukemia 11A, or BCL11A, represses transcription of the HBG gene, thereby silencing HbF expression. We believe that downregulation of BCL11A to reactivate HbF expression is a promising therapeutic strategy, and it is being clinically tested by third parties to treat SCD using adoptive cell therapy. BCL11A has to date been considered undruggable using small molecule therapies. We believe reactivation of HbF through MGD-mediated BCL11A degradation could be used as a therapeutic strategy for both SCD as well as other hemoglobinopathies, such as ß-Thalassemia. We identified BCL11A as a degron-containing protein and, in preclinical studies, we observed that our MGD molecules induced the association of BCL11A with cereblon. We plan to optimize chemical leads that are derived from multiple series of MGD molecules.

Figure 29: BCL11A is the Zinc Finger Transcription Repressor of the Fetal Globin Genes

Current status and next steps of our discovery programs

We are currently optimizing chemical leads that are derived from multiple series of MGD molecules in the CDK2, NEK7, VAV1 and BCL11A programs. The CDK2 and NEK7 programs are in lead optimization with the next anticipated milestone being selection of a development candidate and the initiation of IND-enabling studies.

Other programs

We are specifically focused on developing product candidates for targets that have been deemed undruggable or inadequately drugged. Our QuEEN platform was purpose-built to support the discovery and development of drugs that degrade a wide landscape of therapeutically-relevant proteins by (i) systematically identifying therapeutically-relevant target proteins that may be amenable to molecular glue-based degradation; and (ii) rationally designing molecules that can be optimized towards high potency and selectivity, with properties that we believe to be favorable. Our early pipeline includes programs in genetically defined oncology indications, as well as inflammatory, immunologic and genetic disease indications. We are further engaged in the discovery of additional targets in other indications, including, but not limited to, neurodegenerative and other neurological diseases. We are planning to develop our MGD molecules in succinct patient populations through biomarker-driven clinical trials.

Figure 30: Monte Rosa Therapeutics; From Serendipity to Rational Design of MGDs

Our services, collaboration and licenses agreements

Agreements with Cancer Research Technology Limited and the Institute of Cancer Research

CRT and the ICR jointly own certain intellectual property generated at the ICR using funding from CRUK related to the field of protein degradation. In April 2018, we concurrently entered into a license agreement, or the License Agreement, with CRT and the ICR, and a formation and investment agreement, or the Formation and Investment Agreement with CRT and the ICR, pursuant to which we agreed to issue an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists as consideration for the rights granted under the License Agreement at a price per share of CHF 0.04 for an aggregate purchase price of CHF 40,000.

Collaboration and option agreement

In April 2018, we entered into the Collaboration and Option Agreement, with CRT, a wholly-owned subsidiary of Cancer Research UK, or CRUK, and the ICR. Under the Collaboration and Option Agreement, to support our early product develop as we built our internal capabilities, the ICR was responsible for performing certain research and development activities through December 31, 2020, or the Collaboration Term, which included assembling a library of cereblon-binding compounds and identifying and validating new biological targets for drug discovery through phenotypic cell based screening. During the Collaboration Term, we paid the ICR certain amounts to cover the cost of employing eight full-time employees and certain research outsourcing costs.

Under the Collaboration and Option Agreement, we are obligated to, among other things, exercise commercially reasonable efforts at all times to (i) develop one or more products for use in human clinical trials, including at least one product with an application in oncology indication, (ii) pursue regulatory authorization for each product and, where applicable, price approval in at least one major market (iii) introduce and commercialize each product in major markets where regulatory authorization and, where applicable, price approval for such product has been obtained.

Pursuant to the Collaboration and Option Agreement, we are obligated to pay CRT certain milestone payments upon the achievement of certain milestones. The aggregate amount of milestone payments and royalties to be paid will depend on whether or not any development candidate that we identify is subject to the Collaboration and Option Agreement. Those milestone payments are $7.0 million for any first product we develop that is subject to the Collaboration and Option Agreement and $3.5 million for any additional product we develop that is subject to the Collaboration and Option Agreement. We are also obligated to pay CRT low-single digit royalties on net sales on a product-by-product and country-by-country basis for any product that is subject to the Collaboration and Option Agreement. Our obligation to pay royalties will expire upon the later of (i) the expiration of the last patent which covers such product in such country; (ii) 10 years following the first commercial sale of such product in such country; and (iii) the expiration of any extended patent exclusivity period in the relevant country. To date we have paid $4.8 million under the Collaboration and Option Agreement.

All intellectual property developed or discovered pursuant to the research collaboration during the Collaboration term is owned by us, subject to the ICR’s and CRT’s rights in and to their pre-existing intellectual property and the ICR’s and CRT’s research rights; provided, however, any substrate list and target deconvolution data that is generated by or on behalf of the ICR in connection with its independent research and screening activities that result in a non-degradation program may be jointly owned by CRT and the ICR under certain conditions. We are permitted to grant sub-licenses in respect of the rights granted under the Collaboration and Option Agreement, subject to certain limitations.

Even though the Collaboration Term under the Collaboration and Option Agreement expired on December 31, 2020, the term of the Collaboration and Option Agreement itself continues until it is otherwise terminated by (i) either party in the event of a material breach or upon an insolvency event, (ii) mutual agreement of the parties for any reason, (iii) us in the event that CRT and/or the ICR challenges the validity of any patent made or conceived pursuant to the research collaboration or if the joint steering committee determines that the continuation of the research collaboration would be commercially unreasonable, scientifically unviable, illegal or impossible or (iv) CRT and the ICR (acting together) in the event that any person who develops, sells or manufactures tobacco or otherwise makes a majority of its profits in the tobacco business acquires more than 50% of our voting securities or if we permanently abandon all discovery, development and commercialization efforts for all products related to the research collaboration.

License agreement

Under the License Agreement, CRT and the ICR granted us a worldwide, exclusive, fully-paid, irrevocable, perpetual, sub-licensable license to (i) CRT and the ICR’s intellectual property rights in its compound library to research, develop and commercialize products that (a) contain or comprise such compounds or (b) are discovered, developed or generated using or incorporating CRT and the ICR’s existing intellectual property, or Licensed Products, and (ii) CRT and the ICR’s certain specified know-how and other intellectual property rights unrelated to its compound library to research, develop and commercialize products designed or intended to have a primary mechanism of action through cereblon-mediated protein degradation, or Protein Degradation Products, in each case of (i) and (ii), for the treatment, prevention and/or diagnosis of any and all diseases, disorders or conditions. CRT and the ICR also granted us a worldwide, non-exclusive, fully-paid, irrevocable, perpetual and sub-licensable license to certain of CRT and the ICR’s specified non-compound related intellectual property rights and know-how to research, develop and commercialize Licensed Products and Protein Degradation Products for the treatment, prevention and/or diagnosis of any and all diseases, disorders or conditions. The foregoing exclusive license is subject to CRT and the ICR’s retained rights to practice certain specified licensed intellectual property rights to carry out noncommercial academic research and teaching.

In consideration for the rights granted under the License Agreement, we issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement at a price per share of CHF 0.04 for an aggregate purchase price of CHF 40,000 and paid CRT a technology access fee equal to approximately $42,000. The License Agreement will remain effective until terminated by written agreement between us, CRT and the ICR.

Intercompany services agreement

In December 2020, we entered into the Services Agreement with our wholly owned subsidiary, Monte Rosa Therapeutics AG, whereby we agreed to provide certain research and development services and management, administrative and support services to Monte Rosa Therapeutics AG’s business operations.

Competition

The biotechnology industry is extremely competitive in the race to develop new products and the industry is characterized by a high level of innovation and strong emphasis on proprietary products and intellectual property rights. While we believe we have significant competitive advantages due to our management team’s years of expertise in protein degradation, molecular glues and clinical and preclinical development of precision medicines in general, coupled with our unique scientific expertise and our growing portfolio of intellectual property rights, we currently face and will continue to face competition for our development programs from other companies that develop heterobifunctional degraders, similar molecular glue degraders or have protein degradation development platforms and their own associated intellectual property. Our competition will also include companies focused on existing and novel therapeutic modalities such as small molecule inhibitors antibodies and gene therapies. The competition is likely to come from multiple sources, including large and specialty pharmaceutical companies, biotechnology companies and academic institutions that are in the business of research, development, manufacturing and commercialization. Moreover, the existence of large numbers of patents and frequent allegations of patent infringement is typical in our industry.

Competitors in our efforts to develop MGD therapeutics for patients, include, but are not limited to, BioTheryX Therapeutics, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Seed Therapeutics, Inc., Plexium Inc, Bristol-Myers Squib, and Novartis, all of whom have reported having MGD product candidates in preclinical or clinical development. In addition, lenalidomide and pomalidomide, which are both marketed by Bristol-Myers Squibb, are believed to function as MGDs. Further, several large pharmaceutical companies have disclosed investments in this field.

In addition to the competitors we face in developing small molecule protein degraders, we will also face competition in the indications we expect to pursue with our MGD programs. Many of these indications already have approved standards of care which may include existing therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our MGDs perform favorably when compared to existing therapeutics.

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently contract with third-party contract manufacturing organizations, or CMOs, for the manufacture of our product candidates and we intend to continue to do so in the future. We rely on and expect to continue to engage on third-party manufacturers for the production of both drug substance and finished drug product. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us or their services to us become delayed for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

Intellectual property

We are an innovation-driven company and we seek to aggressively protect the innovations, intellectual property, and proprietary technology that we generate that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, innovations around our QuEEN platform and our proprietary library of MGDs, as well as any other relevant innovations, inventions, and improvements that are considered potentially commercially relevant to the development of our business and to maintain our perceived competitive advantages. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, methods of administration including dosing methods, methods for monitoring potential clinical events, compositions and methods for personalizing, monitoring, and potentially refining clinical use, including biomarkers, processes of manufacture and process intermediates, where relevant. For our QuEEN platform, we generally intend to pursue patent protection covering our approaches, methods, and research and development tools relevant to our degron encyclopedia, our Rhapsody, tools, and our library of MGDs. We continually assess and iteratively refine our intellectual property strategies as we develop new innovations and product candidates. We currently plan to continue to invest in filing additional patent applications based on our intellectual property strategies to continue to build value in our business and/or to improve our business and potential partnering opportunities, where appropriate.

Our commercial success depends, in part, on our ability to obtain, maintain, enforce and protect our intellectual property and other proprietary rights for the technology, inventions and improvements we consider important to our business, and to defend any patents we may own or in-license in the future, prevent others from infringing any patents we may own or in-license in the future, preserve the confidentiality of our trade secrets, and operate without infringing, misappropriating or otherwise violating the valid and enforceable patents and proprietary rights of third parties.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty, or PCT, patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and the validity and/or enforceability of any of our issued patents may be challenged by third parties. Further, as with other companies, the patents may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. Regarding obtaining issued patents, here in the United States as well as in other jurisdictions of interest to our business, the patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. Further, the laws governing the protection of intellectual property may change over time due to the issuance of new judicial decisions or the passage of new laws, rules or regulations. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and its scope can be reinterpreted and challenged even after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by valid, enforceable patents. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently intend to file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (referred to as a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the ordinary expiration date of one patent that covers the approved drug or its use. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks may also be available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions for our products on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether extensions of this nature should be granted and, even if granted, the length of these extensions. Further, even if any of our patents are extended or adjusted, those patents, including the extended or adjusted portion of those patents, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Patents and Patent Applications

As of December 31, 2021, we solely owned one pending patent application filed under the Patent Cooperation Treaty and multiple pending foreign patent applications and United States provisional patent applications, as further described below. Patent prosecution related to our pending patent applications is currently in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of any of our pending patent applications.

Wholly Owned Product Candidates

With respect to our GSPT1 program, as of December 31, 2021, we owned six pending Swiss priority patent applications, four pending United States provisional applications, and one pending PCT patent application (WO2021069705) that has not entered national stage that cover various GSPT1 degraders and uses thereof. These patent applications are drawn compositions of matter, pharmaceutical compositions, and methods of using our GSPT1 degraders. The earliest scheduled expiration of any U.S. or foreign patent issuing from the PCT patent application drawn to GSPT1 degraders, if such patent is issued, would be 2040, excluding any additional term for available patent term adjustment or patent term extension, and assuming national phase entries are timely made based upon the pending PCT application and timely payment of all applicable maintenance or annuity fees. We also owned six Swiss priority patent applications that cover biomarkers related to use of our GSPT1 degraders. We also owned four U.S. provisional patent applications relating to our CDK1 program, and one U.S. provisional patent application relating to our NEK7 program. The earliest scheduled expiration of any U.S. or foreign patents issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any additional term for available patent term adjustment or patent term extension.

QuEEN platform

With respect to our QuEEN platform, as of December 31, 2021, we owned four U.S. provisional patent applications drawn to our QuEEN platform and the use thereof in developing and applying therapeutics. QuEEN platform. The earliest scheduled expiration of any U.S. or foreign patent issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any available additional term for patent term adjustment or patent term extension.

Trademarks

As of December 31, 2021, we owned various registered and unregistered trademarks in the United States, including Monte Rosa Therapeutics, our housemark logo, the name of our QuEEN platform, and the name of our Glueomics resource.

Trade Secrets and Know How

As an innovation driven biotechnology company, we rely on trade secrets, technical know-how and continuing innovation to develop and maintain the competitive advantage relevant to our business. Under the agreements we enter into with our employees and consultants, full rights in any intellectual property are assigned to us. We also rely on confidentiality or other agreements with our employees, consultants, other advisors and business partners to protect our proprietary information. Our policy is to require third parties that receive material confidential information to enter into confidentiality or other agreements with us that contain appropriate protections for our confidential and trade secret information.

Government regulation

The FDA and other regulatory authorities at federal, state and local level, as well as in foreign countries and local jurisdictions, extensively regulate among other things, the research, development, testing, manufacture, quality control, sampling, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the U.S., the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, withdrawal of approvals, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•
submission to the FDA of an IND application, which must become effective before clinical trials may begin;
•
approval by an IRB or independent ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations, to establish the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of a NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the clinical trial sites that generated the data in support of the NDA;

•
payment of user fees for FDA review of the NDA; and
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the U.S.

Preclinical studies and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research patients will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative, and must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about applicable clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap or be combined.

•
Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•
Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. An NDA must contain proof of the drug’s safety and efficacy in order to be approved. The marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the U.S.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, program to ensure that the benefits of the drug outweigh its risks. The REMS program could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or if it affects 200,000 or more individuals in the U.S., there is no reasonable expectation that the cost of developing and making the product available in the U.S. for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent but for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could also block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA targets reviewing an application in six months after filing compared to ten months after filing for a standard review.

Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 trial. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial or of multiple pediatric trials in accordance with an FDA-issued “Written Request” for such trials.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers and individuals working on behalf of manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
fines, warning letters or untitled letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and

•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs or mandated modification of promotional materials and labeling and issuance of corrective information.

Marketing exclusivity

Market exclusivity provisions under the FD&C Act can delay the submission or the approval of certain marketing applications. The FD&C Act provides a five-year period of non-patent exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FD&C Act alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, among other things, subjected products to potential competition by lower-cost products, expanded the types of entities eligible for the 340B drug discount program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program for certain Medicare Part D beneficiaries, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, or BBA, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and congressional challenges to certain aspects of the ACA Act as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted. By way of example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. This reduction went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. CMS has indicated that it is delaying the processing of claims in April to allow Congress to pass legislation that would extend the suspension. In addition, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Third-party payor coverage and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we may receive regulatory marketing approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government healthcare programs (e.g., Medicare, Medicaid), managed care providers, private health insurers, health maintenance organizations and other organizations. These third-party payors decide which medications they will pay for and will establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as targeted protein degradation therapies.

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

One third-party payor’s decision to cover a particular product or service does not ensure that other payors will also provide coverage for the medical product or service . Third-party payors may limit coverage to specific products on an approved list or formulary, which may not include all FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded product on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors.

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

Finally, in some foreign countries, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing product pricing vary widely from country to country. For example, in the European Union, or EU, pricing and reimbursement of pharmaceutical products are regulated at a national level under the individual EU Member States’ social security systems. Some foreign countries provide options to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and can control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A country may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Even if approved for reimbursement, historically, product candidates launched in some foreign countries, such as some countries in the EU, do not follow price structures of the U.S. and prices generally tend to be significantly lower.

Other healthcare laws and regulations

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors may expose us to broadly applicable federal and state fraud and abuse laws, as well as other healthcare laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and distribution strategies. In the U.S., these laws include, among others:

•
The federal Anti-Kickback Statute, or AKS, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or paying remuneration (a term interpreted broadly to include anything of value, including, for example, gifts, discounts and credits), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, or arranging for, an item, good, facility or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The AKS has been interpreted to apply to arrangements between manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations can result in significant civil monetary and criminal penalties for each violation, plus up to three times the amount of remuneration, imprisonment, and exclusion from government healthcare programs.

•
Additionally, the civil False Claims Act, or FCA, prohibits knowingly presenting or causing the presentation of a false, fictitious or fraudulent claim for payment to the U.S. government. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in very significant monetary penalties, for each false claim and treble the amount of the government’s damages. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Further, a violation of the AKS can also form the basis for FCA liability.
•
The U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes additional criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private); and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statement in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, including the final omnibus rule published on January 25, 2013, imposes, among other things, certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain, protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
•
Federal transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website.
•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•
Analogous state law equivalents of each of the above U.S. federal laws and similar healthcare laws and regulations in the European Union and other jurisdictions, such, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information and/or other health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, individual imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties, and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

Failure to comply with privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, and could negatively affect our operating results and business.

We may be subject to Swiss, European, US federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the European Union, we may be subject to additional privacy restrictions. The collection and use of personal data including health information in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR as well as national data protection laws.. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S. (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, the United Kingdom (UK) incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'), following its exit from the EU in 2020. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In Switzerland, we are also subject to comprehensive data protection requirements including the Swiss Federal Act on Data Protection (DPA) which imposes stringent rules on the processing of personal data including health related information.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In California, for example, the California Consumer Privacy Act (CCPA) was enacted in June 2018, became effective on January 1, 2020, and became subject to enforcement by the California Attorney General's office on July 1, 2020. The CCPA broadly defines personal information, and creates new individual privacy rights and protections for California consumers. places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a "Business" regulated by the scope of the CCPA.

Further, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations relating to personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While the legislation and proposed regulations include the CCPA and CPRA contain an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance

The uncertainty surrounding the implementation of the CCPA, recent and emerging state privacy and other similar laws, regulations and standards that may be adopted in other jurisdictions exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Many jurisdictions outside of Europe where we do business directly or through master resellers today and may seek to expand our business in the future, are also considering and/or have enacted comprehensive data protection legislation. We also continue to see jurisdictions imposing data localization laws. These and similar regulations may interfere with our intended business activities, inhibit our ability to expand into those markets, require modifications to our products or services or prohibit us from continuing to offer services in those markets without significant additional costs.

Compliance with other federal and state laws or requirements; changing legal requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

To market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products.

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the U.S., the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the safety and non-toxicity of new chemical (or biological) substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in the Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU for example, a clinical trial authorization, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU member states govern the system for the approval of clinical trials in the EU. Under this system, and prior to commencing a clinical trial, the sponsor must obtain a CTA from the competent national authority of each EU member state in which the clinical trial is to be conducted. Furthermore, the sponsor may only start a clinical trial at a specific trial site after the relevant independent ethics committee has issued a favorable opinion. The CTA must be accompanied by, among other documents, a copy of the trial protocol and an investigational medicinal product dossier (the Common Technical Document) containing information about the manufacture and quality of the medicinal product under investigation and other supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU member states and further detailed in applicable guidance documents. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

In April 2014, the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. It is expected that the Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, or CTIS, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation is currently expected to become applicable by early 2022. The Clinical Trials Regulation will be directly applicable in all EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will apply to the clinical trial from the expiry of such three year period. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU, for example by providing for a streamlined application procedure via a single entry point and simplifying reporting procedures for clinical trial sponsors.

Marketing authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational drug in the EU, a marketing authorization application, or MAA must be submitted. The process for doing this depends, among other things, on the nature of the medicinal product. Medicinal products must be authorized for marketing by using either the centralized authorization procedure or a national authorization procedures.

•
Centralized procedure—If pursuing a MA for a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid across the EU as well as in the European Economic Area, or EEA, countries Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the

EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for certain expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, however this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of a MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
•
National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several EU member states, which are available for products that fall outside the scope of the centralized procedure:
•
Decentralized procedure—Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU member state for medicinal products that have not yet been authorized in any EU member states.
•
Mutual recognition procedure—Under the mutual recognition procedure, a medicine is first authorized in one EU member state, in accordance with the national procedures of that country. Following this, the applicant may seek additional MAs from other EU member states in a procedure whereby the countries concerned agree to recognize the validity of the original, national MA.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

Data and marketing exclusivity

In the EU, upon receiving a MA, innovative medicinal products, sometimes referred to as new chemical entities (i.e., reference products) generally qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the non-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic/biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU or member state regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan medicinal products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the application for MA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted by the EMA for the same indication in respect of a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric development

In the EU, MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless a waiver or deferral applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs. All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

For other countries outside of the European Union, such as countries in Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the regulatory framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as “Brexit”. Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. This means that since January 1, 2021, the United Kingdom operates under a distinct regulatory regime. EU pharmaceutical laws now only apply to the United Kingdom in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to MAAs). Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, MA, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees and human capital resources

As of December 31, 2021, we had 93 full-time employees, of which 47 have M.D. or Ph.D. degrees. Within our workforce, 72 employees are engaged in research and development and 21 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

Our corporate headquarters is located in Boston, Massachusetts, where we currently lease and occupy approximately 16,748 square feet of office space at 645 Summer Street, Boston, MA 02210. The current term of our Boston lease expires in March 2026. In December 2021, we executed a lease with B9 LS Harrison & Washington LLC, or the Landlord, for approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Boston, Massachusetts, or the Premises, which is expected to serve as our new headquarters beginning in April 1, 2022, and our obligation to pay rent will begin upon the earlier of (a) eight (8) months following April 1, 2022 and (b) the date which is two (2) months following the date which we complete our tenant improvements. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for (5) five-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease. We have an additional location used for office and lab space that occupies approximately 21,422 square feet located at Klybeckstrasse 191, WKL-136.3, 4057 Basel, Basel-City, Switzerland.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Legal proceedings

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at www.monterosatx.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any exhibits and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 645 Summer Street, Boston, MA 02210.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the SEC, in evaluating our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements in this Annual Report are forward-looking statements. Please also see the section entitled “Special Note Regarding Forward-Looking Statements.”

Risks related to our financial position and capital needs

We are a biopharmaceutical company with a limited operating history and have not generated any revenue to date from drug sales, and may never become profitable.

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation as Monte Rosa Therapeutics AG in 2018, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our Quantitative and Engineered Elimination of Neosubstrates drug discovery platform, or our QuEEN platform, building our proprietary library of MGDs, developing our pipeline of product candidates, building our intellectual property portfolio, and undertaking preclinical and IND-enabling studies of our lead product candidates, including MRT-2359. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing COVID-19 pandemic or the effect of sanctions imposed by the U.S. and other countries in response to the war in Ukraine. We will need to transition from a company focused on research and early stage development to a company capable of supporting late stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEEN platform, our proprietary MGD library, and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. As of December 31, 2021, our cash and cash equivalents and investments were $351.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $122.0 million as of December 31, 2021. For the years ended December 31, 2021 and 2020, we reported net losses of $74.0 million and $35.9 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
submit our planned IND application with the U.S. Food and Drug Administration, or FDA, for MRT-2359 in mid-2022 and, if allowed to proceed, initiate our clinical trial;
•
continue IND-enabling activities for our NEK7 and CDK2 programs;
•
continue preclinical activities for our VAV1 and BCL11A and other currently undisclosed programs;
•
prepare and submit IND applications with the FDA for other current and future product candidates;

•
complete preclinical studies for current or future product candidates;
•
progress MGD molecules from our initial programs through lead optimization;
•
initiate and complete clinical trials for current or future product candidates;
•
expand and improve the capabilities of our QuEEN platform;
•
continue to build our proprietary library of MGDs;
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
•
maintain, expand, and protect our intellectual property portfolio;
•
hire additional staff, including clinical, scientific and management personnel;
•
secure facilities to support continued growth in our research, development and commercialization efforts; and
•
incur additional costs associated with operating as a public company.

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of the ongoing evolution of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We are very early in our development efforts. All of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to become profitable depends upon our ability to generate revenue. To date we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
our plans to submit IND applications to the FDA for MRT-2359 and future product candidates;
•
our ability to timely and successfully complete preclinical studies and clinical trials for our MRT-2359 candidate and NEK7, CDK2, VAV1 and BCL11A programs, and other current or future product candidates;
•
our ability to advance additional MGD molecules through lead optimization;
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

•
the costs associated with the development of any additional development programs we identify in-house or via collaborations or other arrangements;
•
our ability to establish timely manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
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

As part of our ongoing business, we will need to raise substantial additional funding beyond our current capital. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, scale back or discontinue some of our product candidate development programs or future commercialization efforts.

We are currently advancing multiple discovery programs through the preclinical stages of drug development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We expect that the net proceeds from our initial public offering, or IPO, together with our existing cash and cash equivalents and marketable securities, will be sufficient to fund our operations into the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of regulatory review of our current or future product candidates;
•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the ongoing COVID-19 pandemic;
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
•
the costs of securing timely manufacturing arrangements for commercial production; and
•
the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory clearances to market our current or future product candidates.

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

Our QuEEN platform is a relatively new technology. Our future success depends on the successful development of this novel product candidate development approach. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully target therapeutically-relevant proteins using MGDs requires the successful development of MGDs developed via our QuEEN platform. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover MGDs by matching the right target and its degron with the ideal E3 ligase in a timely manner, or at all. We have not yet initiated a clinical trial of any product candidate and we have not yet assessed the safety of any product candidate in humans. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether our approaches will result in the development and marketing approval of any product candidates. Any development problems we experience in the future related to our QuEEN platform or any of our discovery programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

All of our pipeline programs are currently in preclinical development, including MRT-2359. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we raised in our IPO. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a New Drug Application, or an NDA, from the FDA, in the European Economic Area, or EEA, until we receive approval of a marketing authorization applications, or an MAA, from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive, and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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
•
the FDA or applicable foreign regulatory agency may not accept data generated at our preclinical study and clinical trial sites;
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
•
the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from the ongoing COVID-19 pandemic; or
•
the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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
•
delays in or temporary suspension of the enrollment of patients in our future clinical trials due to the ongoing COVID-19 pandemic;
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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates is currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our GSPT1 program developed a product candidate, MRT-2359, for the treatment of cancers overexpressing one of the Myc family genes, our NEK7 program will develop a product candidate for the treatment of inflammatory diseases, our CDK2 program will develop a product candidate for the treatment of cancers such as ovarian and breast cancers, our VAV1 program will develop a product candidate for the treatment of T and B cell malignancies and autoimmune diseases, and our BCL11A program will develop a product candidate for the treatment of sickle cell disease and ß-Thalassemia. The total addressable market opportunity for product candidates from these discovery programs and future product candidates will ultimately depend upon, among other things, its proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than for MRT-2359, we are currently selecting lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We have not yet received authorization to proceed under an IND for any product candidate, and we cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

The current ongoing pandemic of COVID-19 and its variants, and the future outbreak of other highly infectious or contagious diseases, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

The COVID-19 pandemic and the emergence of new variant strains of COVID-19, including the delta and omicron variants, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including by limiting the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers, and a phased approach to bringing personnel back to our locations over time. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business and preclinical studies, including:

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

Health regulatory agencies globally may experience disruptions in their operations as a result of the ongoing COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and review, inspection, and other timelines may be materially delayed. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended. It is unknown how long these disruptions could continue, were they to occur. In addition, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the

FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Any delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

Additionally, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our planned clinical trials, which could lead to delays in these trials.

The global COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants of the disease, duration of the outbreak, travel restrictions or the effectiveness of actions taken in the United States and other countries to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, service providers, regulators and other third parties with whom we conduct business, were to experience prolonged business shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized for marketing in the EU (or, if a method exists, the product would be of significant benefit to those affected by the condition). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions, and when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, continued compliance with cGMPs and GCPs , and applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Since March 2020, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are aware of several biotechnology companies focused on developing MGD therapeutics for patients, including but not limited to, BioTheryX Therapeutics, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera

Therapeutics, Inc., Seed Therapeutics, Inc., Plexium Inc., Bristol-Myers Squib, and Novartis, all of which are currently in development. In addition, lenalidomide and pomalidomide, which are both marketed by Bristol-Myers Squibb, are believed to function as MGDs. Further, several large pharmaceutical companies have disclosed investments in this field.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for pharmaceutical and biological products. At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include, among others:

•
the laws and regulations described within the “Governmental Regulation” section of this Form 10-K; and
•
analogous state law equivalents of each of the above U.S. federal laws, such as state anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information and/or other health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is generally governed by the national anti-bribery laws of EU Member

States, and the U.K. Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In addition, some of our suppliers are located outside of the United States. We currently have a supplier based in Ukraine which supplies us with services and materials related to the ongoing expansion of our library of MGDs, and recent Ukrainian geopolitical developments, including any threatened or actual military activities, could adversely affect the ability for such supplier to meet our ongoing demand. We also have a supplier based in China which supplies us with services and materials to support the ongoing expansion of our library of MGDs and materials for use in the pre-clinical and clinical development of our product candidates, including for MRT-2359, and recent changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could affect the ability for such supplier to meet our ongoing demand. Disruptions in our suppliers ability to meet our ongoing demand could have an adverse effect on our business and could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities as our company matures.We may also form or seek strategic alliances or acquisitions or enter into additional collaboration and licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances, acquisitions or licensing arrangements.

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

The process of manufacturing of our current or future product candidates is complex and highly regulated. We do not have our own manufacturing facilities or personnel and currently rely, and expect to continue to rely, on third parties for the manufacture of our current or future product candidates. These third-party manufacturing providers may not be able to provide adequate or timely resources or capacity to meet our needs and may incorporate their own proprietary processes into our product candidate manufacturing processes. We have limited control and oversight of a third party’s proprietary process, and a third party may elect to modify its process without our consent or knowledge. These modifications could negatively impact our manufacturing, including product loss or failure that requires additional manufacturing runs or a change in manufacturer, either of which could significantly increase the cost of and significantly delay the manufacture of our current or future product candidates.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary QuEEN platform, our GSPT1 program, including our product candidate named MRT-2359, NEK7, CDK2, VAV1 and BCL11A programs, which are our five most advanced preclinical stage pipeline programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

We own patent applications related to our QuEEN platform, our CDK2 program, our NEK7 program, and our GSPT1 program, including GSPT1-directed MGDs, biomarkers related to these compounds. We currently do not own any issued patents. Further, patent prosecution related to our pending patent applications is in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of any of our pending patent applications.

As of December 31, 2021, our patent portfolio covering GSPT1-directed MGDs and uses thereof includes ten patent families, our patent portfolio related to our QuEEN platform includes four patent families, our patent portfolio related to our CDK2 program includes five patent family, and our patent portfolio related to our NEK7 program includes one patent family. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

The intellectual property landscape relevant to our products and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the valid and enforceable intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, the QuEEN platform, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties.

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

Risks related to employee matters and managing growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Markus Warmuth, M.D., our Chief Executive Officer, Owen Wallace, Ph.D., our Chief Scientific Officer, John Castle, Ph.D., our Chief Data Scientist, Sharon Townson, our Chief Technology Officer, Filip Janku, our Chief Medical Officer Ajim Tamboli, our Chief Financial Officer, Jullian Jones, our Chief Business Officer, Philip Nickson, our General Counsel, and Jennifer Champoux, our Senior Vice President of Operations, as well as the other principal members of our management and scientific teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2021, we had 93 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, although we carry cyber insurance, in the event of a material security incident, such coverage may not be sufficient to cover all losses. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under Swiss national data protection laws, U.S. state (e.g., state breach notification laws), and/or federal (e.g., HIPAA, as amended by HITECH) laws, and laws of foreign jurisdictions (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

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

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock

Our stock price is likely to be volatile. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, purchasers of our common stock could incur substantial losses. The market price for our common stock may be influenced by many factors, including:

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

The stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. In the event we do have research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. Additionally, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to successfully remediate these material weaknesses in our internal control over financial reporting, it could have an adverse effect on our company.

The material weaknesses identified in our internal control over financial reporting as of December 31, 2020 remain unremediated as of December 31, 2021. The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, which led to improperly designed controls, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.

In an effort to remediate the material weaknesses, we have retained an accounting consulting firm to provide additional depth and breadth in our technical accounting and financial reporting capabilities. We have also hired additional qualified accounting and finance personnel to provide needed levels of expertise in our internal accounting function and maintain appropriate segregation of duties. We implemented an ERP system and we have completed a comprehensive risk assessment to identify the relevant risks in financial reporting processes and we are in the process of designing and implementing the controls required to mitigate these risks. We intend to formalize and communicate our policies and procedures surrounding our financial close, financial reporting and other accounting processes. We intend to further develop and document necessary policies and procedures regarding our internal control over financial reporting, such that we are able to perform a Section 404 analysis of our internal control over financial reporting when and as required. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. We also cannot assure you that we have identified all or that we will not have additional material weaknesses in the future. Accordingly, a material weakness may still exist when we report on the effectiveness of our internal control over financial reporting for purposes of our attestation when required by reporting requirements under the Exchange Act or Section 404. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq

Stock Market LLC to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Emerging growth companies may implement many of these requirements over a longer period and up to five years from the completion of an initial public offering. We intend to take advantage of these extended transition periods, but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our fourth amended and restated certificate of incorporation and our second amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) any action asserting a claim pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 22, 2022, we have outstanding a total of 46,630,325 shares of common stock.

In addition, 10,650,387 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and will do so until such time that we either: (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

We are at risk of securities class action litigation.

Historically, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we were to be sued, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

General risk factors

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit our stockholders’ ability to influence corporate matters and could delay or prevent a change in corporate control.

The holdings of our executive officers, directors, principal stockholders and their affiliates represents beneficial ownership, in the aggregate, of approximately 33.9% of our outstanding common stock. In addition, six of our directors, including our chief executive officer, are affiliated with our principal stockholders. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests with respect to their common stock that are different from our other stockholders. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

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

We are subject to certain reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

As of December 31, 2021, we had federal and state net operating loss carryforwards of $4.3 million and $4.1 million, respectively, which begin to expire in various amounts in 2039 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2019, which are not subject to expiration). As of December 31, 2021, we had foreign net operating loss carryforwards of $102.3 million that expire in 2026. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $1.2 million and $0.7 million, respectively, which begin to expire in 2035. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal offices occupy approximately 16,748 square feet of leased office space in Boston, Massachusetts. The current term of our Boston lease expires in March 2026.

As noted above, in December 2021, we executed a lease with B9 LS Harrison & Washington LLC, or the Landlord, for approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Boston, Massachusetts, or the Premises, which is expected to serve as our new headquarters beginning in April 1, 2022, and our obligation to pay rent will begin upon the earlier of (a) eight (8) months following April 1, 2022 and (b) the date which is two (2) months following the date which we complete our tenant improvements. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for (5) five-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease.

We have an additional location used for office and lab space that occupies approximately 21,422 square feet located in Basel-City, Switzerland.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 29, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock began trading on The Nasdaq Global Select Market on June 24, 2021 under the symbol “GLUE”. Prior to that time, there was no public market for our common stock.

Holders of record

As of March 22, 2022, we had approximately 38 holders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid cash dividends on our capital stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Stock performance graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange act, and are not required to provide a performance graph.

Recent sales of unregistered equity securities

The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on August 12, 2021 and November 10, 2021.

Use of proceeds from initial public offering

On June 28, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 11,700,000 shares of our common stock at a public offering price of $19.00 per share. On July 23, 2021, the underwriters of exercised their option to purchase additional shares in full and we issued 1,755,000 shares of our common stock at the price of $19.00 per share.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333- 256773), which was declared effective by the SEC on June 23, 2021. J.P. Morgan Securities LLC, Cowen and Company, LLC, Piper Sandler & Co. and Guggenheim Securities, LLC acted as underwriters for the IPO.

We received aggregate gross proceeds from our IPO of $255.6 million, or aggregate net proceeds of $234.6 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to any of our directors or officers or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus dated June 25, 2021.

Issuer purchaser of equity securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this report.

Overview

We are a biopharmaceutical company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. We have developed a proprietary protein degradation platform, called QuEEN, that enables us to rapidly identify protein targets and molecular glue degrader, or MGD, product candidates that are designed to eliminate therapeutically-relevant proteins in a highly selective manner. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches, by allowing us to target proteins that have been considered undruggable or inadequately drugged. We focus on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel precision medicines.

We were incorporated in Delaware in November 2019 and are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

Contribution and exchange

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. (i) acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. Accordingly, the historical financial information has been retrospectively adjusted to include the historical results and financial position of the Company combined with Monte Rosa Therapeutics AG’s historical results and financial position, after the elimination of all intercompany accounts and transactions. See the section entitled “Prospectus summary—Corporate information” for more information on the contribution and exchange transaction.

Initial public offering

In June 2021, we completed our IPO, in which we issued and sold 11,700,000 shares of our common stock at a public offering price of $19.00 per share. We received aggregate net proceeds from the IPO of $203.6 million, after deducting underwriting discounts and commissions of $15.6 million and offering costs of $3.1 million. In connection with the IPO, we granted the underwriters a 30-day option to purchase an additional 1,755,000 shares. In July 2021, the underwriters exercised the option in full and we issued 1,755,000 shares of common stock for aggregate net proceeds of $31.0 million after deducting underwriter discounts and commissions of $2.3 million.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $74.0 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $122.0 million and $351.4 million of cash and cash equivalents.

Business effects of COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial conditions and operations have not been significantly impacted by the COVID-19 outbreak; however, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may develop concerning COVID-19, the emergence of new variants and the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

For additional information on the various risks posed by the COVID-19 pandemic, please read the section entitled “Risk Factors” in this Annual Report.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our GSPT1-directed MGD candidate MRT-2359, our lead optimization efforts for our NEK7 and CDK2 programs, and continued development of our QuEEN platform. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Results of operations for the years ended December 31, 2021 and 2020

The following sets forth our results of operations:

	Year ended December 31,
(in thousands)	2021	2020	Dollar change
Operating expenses:
Research and development	$57,155	$24,005	$33,150
General and administrative	15,727	4,005	11,722
Total operating expenses	72,882	28,010	44,872
Loss from operations	(72,882)	(28,010)	(44,872)
Other (expense) income	(1,076)	(7,869)	6,793
Net loss	$(73,958)	$(35,879)	$(38,079)

Research and development expenses

Research and development expenses were comprised of:

	Year ended December 31,
(in thousands)	2021	2020	Dollar change
External research and development services	$26,222	$17,444	$8,778
Personnel costs	18,254	3,293	14,961
Laboratory and related expenses	6,032	1,330	4,702
Facility costs and other expenses	6,647	1,938	4,709
Research and development expenses	$57,155	$24,005	$33,150

As of December 31, 2021 and December 31, 2020, respectively, we had 73 and 30 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Our research and development activities consist primarily of costs associated with the development of our GSPT1-directed MGD candidate MRT-2359, our lead optimization efforts for our NEK7 and CDK2 programs, and continued development of our QuEEN platform. The increase for the year ended December 31, 2021 as compared to 2020 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities as well as corresponding increases in laboratory related expenses. Research and development expenses included non-cash stock-based compensation of $2.6 million and $0.2 million for the years end December 31, 2021 and 2020, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Year ended December 31,
(in thousands)	2021	2020	Dollar change
Personnel costs	$9,484	$2,564	$6,920
Professional services	2,761	877	1,884
Facility costs and other expenses	3,482	564	2,918
General and administrative expenses	$15,727	$4,005	$11,722

As of December 31, 2021 and December 31, 2020, respectively, we had 20 and 7 employees engaged in general and administrative activities principally in our US facility. Personnel and professional service costs increased in the year ended December 31, 2021 as compared to 2020 as a result of increased headcount and expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $2.6 million and $0.2 million for the years end December 31, 2021 and 2020, respectively.

Other expenses, net

Other income (expense), net was comprised of:

	Year ended December 31,
(in thousands)	2021	2020
Interest income (expense), net	$46	$9
Foreign currency exchange loss, net	(162)	(198)
Changes in fair value of preferred stock tranche obligations, net	(960)	(7,680)
Other income (expense)	$(1,076)	$(7,869)

The increase in interest income was due to increased cash and cash equivalents balance for the year ended December 31, 2021.

Foreign exchange losses on transactions of our Swiss subsidiary denominated in other than the U.S. dollar decreased in the year ended December 31, 2021 as to compared to the year ended December 31, 2020 principally due to decreased fluctuations of the U.S Dollar with respect to, principally, the Swiss Franc when compared to prior year.

The changes in the fair value of our preferred stock tranche obligations is principally attributable to assumptions with respect to our overall enterprise value.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock. As of December 31, 2021, we had cash and cash equivalents of $351.4 million and an accumulated deficit of $122.0 million. We believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least one year past the issuance date of these financial statements.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(59,363)	$(23,053)
Investing activities	(9,653)	(3,389)
Financing activities	377,562	60,060
Net increase in cash, cash equivalents and restricted cash	$308,546	$33,618

Operating activities

Net cash used in operating activities of $59.4 million was attributable to our net loss of $74.0 million off-set by a $6.3 million net change in our operating assets and liabilities and $8.3 million in non-cash charges. The net change in our operating assets and liabilities was primarily due to an increase in accrued expenses of $6.6 million off-set by a decrease of accounts payable of $0.7 million and an increase in prepaid and other assets of $0.7 million. Non-cash charges include stock-based compensation expense of $5.2 million, depreciation expense of $2.1 million, and changes in the fair value of our preferred stock tranche obligation of $1.0 million.

Investing activities

For the years ended December 31, 2021 and 2020, our investing activities consisted of purchases of property and equipment of $9.7 million and $3.4 million, respectively, as we expanded our operations.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2021 amounted to $377.6 million comprised principally of aggregate net proceeds upon the issuance of our Series B and Series C convertible preferred stock in February and March 2021, respectively, and the issuance of common stock in our IPO in June 2021.

Net cash provided by financing activities for the year ended December 31, 2020 amounted to $60.1 million comprised principally of aggregate net proceeds upon the issuance of our Series A-2 and Series B convertible preferred stock in April and September 2020, respectively.

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

Based upon our current operating plan, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, including investors in our IPO, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our combined and consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these combined and consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and development expense and accruals

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for development of our technology platform and the discovery and development of our product candidates and include: employee-related expenses, including salaries, benefits and non- cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, including preclinical testing organizations, non-profit institutions and consultants; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. We estimate costs of research and development activities conducted by service providers. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. If the costs have been prepaid, this expense reduces the prepaid expenses in the balance sheet, and if not yet invoiced, the costs are included in accrued expenses in the balance sheet. We classify such prepaid assets as current or non-current assets based on our estimates of the timing of when the goods or services will be realized or consumed. These costs are a significant component of our research and development expenses.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established third-party service providers. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued expense balance in each reporting period. As actual costs become known, we adjust our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external third-party service providers. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.

We have and may continue to enter into license agreements to access and utilize certain technology. We evaluate if the license agreement is an acquisition of an asset or a business. To date none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects.

Stock-based compensation

We account for stock-based compensation by measuring and recognizing compensation expense for all share-based awards made to employees and directors based on estimated grant-date fair values. We use the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period, and estimate the fair value of share-based awards to employees and directors using the Black-Scholes option-pricing valuation model. The Black-Scholes model requires the input of subjective assumptions, including fair value of common stock, expected term, expected volatility, risk-free interest rate and expected dividends, which are described in greater detail below.

Fair Value of Common Stock—Prior to the IPO, as there was no public market for our common stock, the board of directors determined the fair value of our common stock by taking into consideration, among other things, timely valuations of our common stock prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Given the absence of a public trading market for our common stock prior to our IPO, our board of directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair value of our common stock, including our stage of development; progress of our research and development efforts; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; equity market conditions affecting comparable public companies and the lack of marketability of our common stock. Since the completion of our IPO, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Select Market as reported on the date of grant.

Expected Term—The expected term of the options represents the average period the stock options are expected to remain outstanding. As we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior, the expected term of options granted is derived from the average midpoint between the weighted average vesting and the contractual term, also known as the simplified method.

Expected Volatility— Since we have only recently become a public company and have only a limited trading history for our common stock, the expected volatility was estimated based on the average historical volatilities of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. We selected companies with comparable characteristics, including enterprise value, risk profiles, position within the industry, and, where applicable, with historical share price information sufficient to meet the expected life of our stock-based awards. We will continue to apply this process until enough historical information regarding the volatility of our own stock price becomes available.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury notes as of the grant date with maturities commensurate with the expected term of the awards.

Expected Dividends—The expected dividends assumption is based on our expectation of not paying dividends in the foreseeable future; therefore, we used an expected dividend yield of zero.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our combined and consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

License agreement

In April 2018, the Company entered into license, collaboration and investment agreements with CRT and the ICR for the purpose of development in the field of cereblon-mediated protein degradation or, the License and Collaboration. Pursuant to the License and Collaboration, CRT and the ICR granted the Company an exclusive and non-exclusive, worldwide, and sublicensable licenses under CRT’s and the ICR’s intellection property rights in the field of cereblon mediated protein degradation to discover, research, develop, have developed, use, keep, make, have made, market, import, offer for sale, and sell products in the field of cereblon-mediated protein degradation.

In consideration for the rights granted under the License Agreement, we issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement at a price per share of CHF 0.04 for an aggregate purchase price of CHF 40,000 and paid CRT an immaterial technology access fee. The License Agreement will remain effective until terminated by written agreement between us, CRT and the ICR.

The Company is obligated to make milestone payments for achieving certain clinical progression events, aggregating up to $7 million for the first product candidate and $3.5 million for each subsequent product candidate. The aggregate amount of milestone payments and royalties to be paid will depend on whether or not the development candidates that the Company identifies are subject to the collaboration agreement with CRT and ICR. In addition, the Company is further required to pay low single-digit royalties on net sales for each product successfully developed and commercialized in the field of cereblon-mediated protein degradation under the terms of the License and Collaboration on a country by country basis until the later of (a) the date when the manufacture, use, offer for sale, sale or importation of a product is no longer covered by a valid claim in the country of sale, use or manufacture; (b) ten years from the first commercial sale of such product in the relevant country; and (c) the expiry of any extended exclusivity period granted with respect to an orphan drug designation, pediatric designation or other exclusivity in the relevant country. See the section entitled “Business—Our services, collaboration and licenses agreements” elsewhere in this Annual Report as well as Note 6 to our annual combined and consolidated financial statements appearing elsewhere in this Annual Report for a description of our collaboration and license agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Note applicable.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is located beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the material weaknesses identified as of December 31, 2020, which remain unremediated as of December 31, 2021, the CEO and the CFO concluded that the disclosure controls were not effective, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Remediation Plan

As previously disclosed in our Registration Statement on Form S-1 (File No. 333-256773), which was declared effective by the SEC on June 23, 2021, material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weaknesses by implementing changes to our internal control over financial reporting. During the year ended December 31, 2021, we made the following enhancements to our control environment including the following:

•
We added finance personnel to the organization to strengthen our internal accounting team including a corporate controller and senior manager of financial reporting as well as additional qualified accounting and finance personnel who provide additional expertise and help maintain appropriate segregation of duties;

•
We engaged accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities;
•
We implemented a new ERP system which will provide a stronger internal control infrastructure for financial reporting and for our internal control procedures;
•
We established a disclosure committee, ongoing senior management review, and audit committee oversight;
•
We engaged internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

Our remediation activities are continuing in 2022. In addition to the above activities, we expect to engage in additional activities including:

•
Define user roles within our ERP system to ensure proper segregation of duties within our accounting systems;
•
Identify and document the remaining controls needed to mitigate the risks identified in our comprehensive risk assessment of our financial reporting processes; and
•
Perform routine testing of the operating effectiveness of the identified controls over financial reporting including general IT controls.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weaknesses as described above, there was no change in our internal controls over financial reporting during the quarter ended December 31, 2021, identified in connection with the evaluation required by Rules 13a‑15(d) and 15d‑15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

2022 Annual Meeting

The Company currently plans to hold its 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) on June 15, 2022, at 1pm local time virtually. Pursuant to the provisions of the Company’s Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must have given timely notice in writing to the secretary and any such nomination or proposed business must constitute a proper matter for stockholder action. Under the Company’s Bylaws, to be timely, a stockholder’s notice must be received by the secretary at the principal executive offices of the Company not later than the close of business on the 90th day before the 2022 Annual Meeting nor earlier than the close of business on the 10th day following the day on which public announcement of the date of the 2022 Annual Meeting is first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2022 Annual Meeting is April 7, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2022 Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and send its proxy materials for the meeting. For the purposes of the 2022 Annual Meeting of Stockholders, the Company has determined that May 2, 2022 is a reasonable time before the Company plans to begin printing and distributing its proxy materials. The public announcement of an adjournment or postponement of the 2022

Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be set forth in the “Proposal No. 1 – Election of Class I Directors” and “Corporate Governance” sections of our definitive proxy statement relating to our 2022 annual meeting of shareholders, or the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

Item 11. Executive Compensation

Information required by this Item 11 will be set forth in the “Corporate Governance” section of the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 will be set forth in the “Principal Stockholders” section of the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 will be set forth in the “Corporate Governance” and “Certain Relationships and Related Party Transactions” sections of the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID No. 34. Information required by this Item 14 will be set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522)

3.2	Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K (File No. 001-40522))
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))
4.2*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1#

2020 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-257406) filed on June 25, 2021)

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-256773))
10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))
10.5#	Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))
10.6#	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))
10.7#

Employment Agreement between the Registrant and Markus Warmuth, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.8#

Employment Agreement between the Registrant and Ajim Tamboli, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.9#

Employment Agreement between the Registrant and Owen Wallace, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.10#

Employment Agreement between the Registrant and Sharon Townson, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.11#

Employment Agreement between the Registrant and John Castle, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.12#

Employment Agreement between the Registrant and Filip Janku, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.13

Contribution and Exchange Agreement, dated April 14, 2020, between certain shareholders of Monte Rosa Therapeutics AG and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.14

Contribution and Exchange Agreement, dated September 1, 2020, between certain shareholders of Monte Rosa Therapeutics AG and the Registrant (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.15

Services Agreement, dated as of April 10, 2018, between Ridgeline Therapeutics GmbH and Monte Rosa Therapeutics AG (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.16

Services Agreement, dated as of April 10, 2018, between Ridgeline Therapeutics GmbH and Monte Rosa Therapeutics AG (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.17

License Agreement, dated as of April 10, 2018, among Cancer Research Technology Limited, The Institute of Cancer Research: Royal Cancer Hospital and Monte Rosa Therapeutics AG (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.18

Collaboration and Option Agreement, among Cancer Research Technology Limited, The Institute of Cancer Research: Royal Cancer Hospital and Monte Rosa Therapeutics AG, as amended (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.19

Lease Agreement, dated September 23, 2020, between OPG MP Parcel Owner (DE) LLC and the Company (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773))

10.20*	Lease Agreement between the Registrant and B9 LS Harrison & Washington LLC, dated December 14, 2021.
10.21*#	Employment Agreement between the Registrant and Jullian Jones, effective as of June 28, 2021, as amended by the First Amendment to Employment Agreement, effective as of December 1, 2021.
10.22*#	Amended and Restated Employment Agreement between the Registrant and Philip Nickson, effective as of March 1, 2022.
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Management compensatory plan, contract, or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 29, 2022	By:	/s/ Markus Warmuth
Markus Warmuth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Warmuth	President, Chief Executive Officer and Director	March 29, 2022
Markus Warmuth, M.D.	(Principal Executive Officer)

/s/ Ajim Tamboli	Chief Financial Officer	March 29, 2022
Ajim Tamboli, CFA.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alexander Mayweg	Director	March 29, 2022
Alexander Mayweg

/s/ Bradley J. Bolzon	Director	March 29, 2022
Bradley J. Bolzon

/s/ Ali Behbahani	Director	March 29, 2022
Ali Behbahani

/s/ Kimberly L. Blackwell	Director	March 29, 2022
Kimberly L. Blackwell

/s/ Andrew Schiff	Director	March 29, 2022
Andrew Schiff

/s/ Chandra P. Leo	Director	March 29, 2022
Chandra P. Leo

/s/ Christine Siu	Director	March 29, 2022
Christine Siu

Report of independent registered public accounting firm

To the stockholders and the Board of Directors of Monte Rosa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monte Rosa Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related combined and consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 29, 2022

We have served as the Company's auditor since 2021.

Monte Rosa Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$346,071	$41,699
Prepaid expenses and other current assets	2,595	1,892
Total current assets	348,666	43,591
Property and equipment, net	12,325	4,623
Restricted cash	5,338	1,164
Total assets	$366,329	$49,378
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,558	$7,066
Accrued expenses and other current liabilities	10,080	2,529
Preferred stock tranche obligations	—	19,680
Total current liabilities	16,638	29,275
Defined benefit plan liability	2,176	1,067
Total liabilities	18,814	30,342
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value; no shares authorized, issued, or outstanding as of December 31, 2021; and 77,631,514 shares authorized and 53,631,514 shares issued and outstanding as of December 31, 2020	—	67,764
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized, 46,794,295 shares issued and 46,535,966 shares outstanding as of December 31, 2021; and 97,500,000 shares authorized, 2,180,803 shares issued and 1,685,534 outstanding as of December 31, 2020	5	1
Additional paid-in capital	471,566	404
Accumulated other comprehensive loss	(2,021)	(1,056)
Accumulated deficit	(122,035)	(48,077)
Total stockholders’ equity (deficit)	347,515	(48,728)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$366,329	$49,378

See accompanying notes to the combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Combined and consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	$57,155	$24,005
General and administrative	15,727	4,005
Total operating expenses	72,882	28,010
Loss from operations	(72,882)	(28,010)
Other income (expense):
Interest income, net	46	9
Foreign currency exchange loss, net	(162)	(198)
Changes in fair value of preferred stock tranche obligations, net	(960)	(7,680)
Total other expense	(1,076)	(7,869)
Net loss	$(73,958)	$(35,879)
Provision for pension benefit obligation	(965)	(1,056)
Comprehensive loss	$(74,923)	$(36,935)
Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(73,958)	$(35,879)
Net loss per share attributable to common stockholders—basic and diluted	$(2.96)	$(23.65)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	25,000,124	1,516,912

See accompanying notes to the combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Combined and consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock			Accumulated
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2020	19,250,000	18,950	1,416,230	50	—	—	(12,198)	(12,148)
Vesting of restricted common stock	—	—	269,304	1	—	—	—	1
Change in par value of common stock due to the Contribution and Exchange agreement	—	—	—	(50)	50	—	—	—
Conversion of convertible note and accrued interest to Series A convertible preferred stock	754,280	754	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance costs of $178	9,627,234	12,322	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $262 and discount on allocation of proceeds to preferred stock tranche obligation of $12,000	24,000,000	35,738	—	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	—	—	(1,056)	—	(1,056)
Stock-based compensation expense	—	—	—	—	354	—	—	354
Net Loss	—	—	—	—	—	—	(35,879)	(35,879)
Balance—December 31, 2020	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Issuance of Series B convertible preferred stock, net of issuance costs of $68	24,000,000	$68,571
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837
Conversion of convertible preferred stock into common stock	(109,686,035)	(231,172)	31,068,102	3	231,170			231,173
Issuance of common stock in connection with initial public offering, net of issuance costs of $21,001			13,455,000	1	234,644			234,645
Restricted common stock vesting			236,949					—
Exercise of common stock options			90,381		148			148
Stock-based compensation expense					5,200			5,200
Provision for pension benefit obligation						(965)		(965)
Net Loss							(73,958)	(73,958)
Balance—December 31, 2021	—	$—	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515

See accompanying notes to the combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Combined and consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(73,958)	$(35,879)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,200	354
Depreciation	2,132	537
Changes in fair value of preferred stock tranche obligations	960	7,680
Loss on disposal of property and equipment	17	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(704)	(1,377)
Accounts payable	(706)	3,435
Accrued expenses and other current liabilities	6,587	1,130
Defined benefit plan liability	1,109	1,067
Net cash used in operating activities	(59,363)	(23,053)
Cash flows from investing activities:
Purchases of property and equipment	(9,732)	(3,389)
Proceeds from sale of property and equipment	79	—
Net cash used in investing activities	(9,653)	(3,389)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	143,000	60,500
Payment of convertible preferred stock issuance costs	(231)	(440)
Proceeds from initial public offering, net of underwriting discount of $17,895	237,750	—
Payment of initial public offering issuance costs	(3,106)	—
Proceeds from exercise of employee stock options	149	—
Net cash provided by financing activities	377,562	60,060
Net increase in cash, cash equivalents and restricted cash	308,546	33,618
Cash, cash equivalents and restricted cash—beginning of year	42,863	9,245
Cash, cash equivalents and restricted cash—end of year	$351,409	$42,863
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$346,071	$41,699
Restricted cash	$5,338	1,164
Total cash, cash equivalents and restricted cash	$351,409	$42,863
Supplemental disclosure of noncash items
Conversion of convertible preferred stock into common stock	$231,172	$—
Settlement of preferred stock tranche obligation	$20,640	$—
Conversion of convertible note payable and accrued interest into Series A convertible preferred stock	$—	$754
Purchases of property and equipment in accounts payable	$656	$458

See accompanying notes to the combined and consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the combined and consolidated financial statements

1. Description of business, contribution and exchange, and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biopharmaceutical company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. As used in these combined and consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corp. The Company was incorporated in Delaware in November 2019 and is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

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

Reverse Stock Split

The Company's board of directors approved a one-for-3.5305 reverse stock split of its issued and outstanding common stock and stock options and a proportional adjustment to the existing conversion ratios for the Company's preferred stock effective as of June 17, 2021. Accordingly, all share and per share amounts for all periods presented in the financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split.

Initial Public Offering

In June 2021 the Company completed its initial public offering, or IPO, and issued an aggregate of 11,700,000 shares of common stock at a price to the public of $19.00 per share. The Company received aggregate net proceeds from the IPO of $203.6 million, after deducting underwriting discounts and commissions of $15.6 million and offering costs of $3.1 million. In connection with the IPO, the Company granted the underwriters a 30-day option to purchase an additional 1,755,000 shares. In July 2021, the underwriters exercised the option in full and the Company issued 1,755,000 shares of common stock for aggregate net proceeds of $31.0 million after deducting underwriter discounts and commissions of $2.3 million.

Immediately prior to consummation of the IPO, all outstanding shares of the Company's Series A, Series A-2, Series B and Series C convertible preferred stock were converted into 31,068,102 shares of common stock. The Company's common stock began trading on the Nasdaq Global Select Market on June 24, 2021 under the symbol “GLUE”.

Risks and uncertainties

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the successful discovery and development of its product candidates, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing.

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

As of December 31, 2021, the Company had an accumulated deficit of $122.0 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $74.0 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash and cash equivalents of $351.4 million as of December 31, 2021 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the combined and consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

2. Summary of significant accounting policies

Basis of presentation

The accompanying combined and consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and are stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB. All intercompany balances and transactions have been eliminated in combination or consolidation.

Use of estimates

The preparation of the combined and consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the

Company evaluates its estimates, including those related to accrued research and development expenses, other long-lived assets, pension benefit obligation, stock- based compensation and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

Currency and currency translation

The combined and consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of the Company’s wholly owned subsidiary, Monte Rosa Therapeutics AG, is the U.S. dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in foreign currency exchange loss, net in the combined and consolidated statements of operations.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company’s cash equivalents at December 31, 2021 and 2020 consist of bank demand deposits and money market fund investments.

The Company had restricted cash of $5.3 million as of December 31, 2021, primarily related to security deposits on its leases for offices in Boston, Massachusetts. The Company had restricted cash of $1.2 million as of December 31, 2020, primarily related to security deposits on its operating lease for its office in Boston, Massachusetts and funds reserved for a corporate credit card facility in Switzerland.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company has invested in cash and cash equivalents at December 31, 2021 and 2020, held in a financial institution that management believes is creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it in not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

Fair value of financial instruments

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.

Property and equipment

Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation. Purchased assets that are not yet in service are classified as construction-in-process and no depreciation expense is recorded. Depreciation is calculated using the straight-line method over the useful life of the asset as follows:

Asset	Estimated useful life
Laboratory equipment	Five years
Computer hardware	Three years
Furniture and fixtures	Five Years
Leasehold Improvements	Shorter of useful life or remaining lease term

Maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Leasehold improvements are amortized over the shorter of the useful life or remaining term of the lease.

Impairment of long-lived assets

The Company evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. No material impairment losses were recorded during the years ended December 31, 2021 or 2020.

Research and development expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the research and development of its product candidates and include expenses incurred under agreements with consultants to conduct preclinical and non-clinical studies, costs to acquire supplies for preclinical studies, salaries and related personnel costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses.

Accrued research and development costs

The Company records accruals for estimated costs of discovery research activities and preclinical studies. A portion of the Company’s research and development activities are conducted by third-party service providers. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. The Company accrues the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event the Company makes advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the Company’s estimates.

Preferred stock tranche obligations

Included in the terms of the Series A and Series B Preferred Stock Purchase Agreements were certain rights, or Tranche Rights, granted to the investors who purchased the Series A and Series B Preferred. The Series A Tranche Rights gave the investor the option to purchase up to an aggregate of 15,000,000 additional shares of Series A Preferred at $1.00 per share. The Series B Tranche Rights gave investors the option to purchase up to an aggregate of 24,000,000 shares of Series B Preferred at $2.00 per share. The Company concluded that both the Series A and the Series B Tranche Rights met the definition of a freestanding financial instrument, as the Series A and Series B Tranche Rights were legally detachable and separately exercisable from the Series A and Series B Preferred. At initial recognition, the Company recorded these Series A and Series B Tranche Rights as a liability on the balance sheets at its estimated fair value. The Series A and Series B Preferred Stock Tranche Obligations are subject to remeasurement at each balance sheet date, with changes in fair value recognized in changes in fair value of Preferred Stock Tranche Obligations on the Company’s combined and consolidated statements of operations and comprehensive loss.

Stock-based compensation

Stock-based compensation expense related to stock options granted to employees, directors and non-employees is recognized based on the grant-date estimated fair values of the awards using the Black-Scholes option pricing model, or Black-Scholes. Stock-based compensation expense related to restricted stock granted to employees and non-employees is recognized based on the grant-date fair value of the Company’s common stock. The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. The Company adjusts the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying combined and consolidated statements of operations based on the function to which the related services are provided.

Income taxes

The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company assesses the likelihood of deferred tax assets being realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.

The Company files U.S. federal and state income tax returns, as well as Swiss income tax returns. The Company’s tax positions are subject to audit. Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. Interest and penalties related to unrecognized tax benefits are included within the provision for income tax. To date, the Company has not been subject to any interest and penalties.

Defined pension benefit obligation

The Company maintains a mandatory pension for its employees in Switzerland through affiliation with the Swiss Life Collective BVG Foundation. All benefits in accordance with the regulations are reinsured in their entirety with Swiss Life Ltd within the framework of the corresponding contract. This plan is considered to be a defined benefit plan under GAAP.

The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its consolidated balance sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within the combined and consolidated statements of operations and comprehensive loss.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are described in Note 11. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the Fair Value of Financial Instruments section above.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker, or CODM, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive loss includes adjustments to unrecognized pension benefit costs for Monte Rosa Therapeutics AG. For the years ended December 31, 2021 and 2020, the Company incurred other comprehensive loss of $1.0 million and $1.1 million, respectively.

Recently issued accounting pronouncements

The Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (JOBS Act).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended, or ASU 2016-02, with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize the liabilities related all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. In July 2018, the FASB issued ASU No. 2018-10 and 2018-11, which further clarifies the application of the guidance issued under ASU No. 2016-02 and provides updates to transition methods and practical expedients. ASU 2018-11 provides optional transition method which allows entities to adopt ASC 842 without restating prior periods. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022.

The Company has completed its initial assessment of the impact of the new leasing standard on the Company's financial statements and internal controls, including its evaluation of key policy elections. The Company intends to adopt the new standard and related amendments under the modified retrospective approach as of January 1, 2022. Under this method, the Company is allowed to record a cumulative effect adjustment to the opening balance sheet of retained earnings in the period of adoption and not restate prior periods. Additionally, the Company expects to elect the transitional practical expedients such that the Company will not reassess whether contracts are leases and will retain lease classification and initial direct costs for leases existing prior to the adoption of the new standard. The Company also expects to make the following transitional practical expedients elections: (1) elect the short term lease exception, (2) not elect hindsight and (3) elect to not separate its nonlease components for its real estate leases. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASC 842 on the Company’s financial statements, disclosures, and internal controls. The Company estimates its total assets and total liabilities on the consolidated balance sheet will increase by approximately $6.0 million to $8.0 million due to the recognition of right-of-use assets and lease liabilities upon adoption, net of the impact of eliminating existing deferred rent liabilities related to its leasing arrangements. This estimated range is based on the Company's current lease portfolio but could be impacted by changes to the lease portfolio, including the total number of leases, lease commencement and end dates and lease termination expectations, as well as changes in anticipated lease incremental borrowing rates.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2021. This impact of adopting ASU 2019-12 will not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company is currently assessing the potential impact of adopting ASU 2016-13 on its financial statements and disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact adoption of ASU 2020-06 will have on the financial statements and disclosures.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$317,004	$—	$—	$317,004
Pension plan assets(1)	—	3,796	—	3,796
Total assets measured at fair value	$317,004	$3,796	$—	$320,800

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$38,712	$—	$—	$38,712
Pension plan assets(1)	—	1,217	—	1,217
Total assets measured at fair value	$38,712	$1,217	$—	$39,929
Current liabilities
Preferred stock tranche obligation	$—	$—	$19,680	$19,680
Total liabilities measured at fair value	$—	$—	$19,680	$19,680

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

The following table provides a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Amount
Balance at January 1, 2020	$—
Issuance of Preferred Stock Tranche Obligation	12,000
Change in fair value	7,680
Balance at December 31, 2020	19,680
Change in fair value	960
Settlement of Preferred Stock Tranche Obligation	(20,640)
Balance at December 31, 2021	$—

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2021 or 2020.

4. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$12,315	$5,205
Furniture and fixtures	443	—
Computer hardware and software	299	27
Leasehold improvements	1,119	—
Construction in process	852	—
Total property and equipment, at cost	$15,028	$5,232
Less: accumulated depreciation	(2,703)	(609)
Property and equipment, net	$12,325	$4,623

Depreciation expense for the years ended December 31, 2021 and 2020 was $2.1 million and $0.5 million, respectively. During the year ended December 31, 2021 the Company recorded gross fixed asset disposals of $0.1 million. The accumulated depreciation related to the disposed assets was immaterial.

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Compensation and benefits	$4,303	$1,129
Accrued research and development	4,937	—
Other	840	1,400
Total other current liabilities	$10,080	$2,529

6. Commitments and contingencies

Operating lease agreements

The Company leases facilities in Boston, Massachusetts under an operating lease through March 2026, and Basel, Switzerland under an operating lease through April 2024. Rent expense for the years ended December 31, 2021 and 2020 was $2.3 million and $1.1 million, respectively. In 2020, the Company entered into an agreement to lease a new facility in Boston commencing in March 2021 and moved into the new facility in April 2021.

On December 14, 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the Lease will commence on April 1, 2022, and the Company’s obligation to pay rent will begin upon the earlier of (a) eight (8) months following the commencement date and (b) the date which is two (2) months following the date which Company completes its tenant improvements. The initial term of the lease is 128 months following the Commencement Date. The annual base rent under the Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. The Company has the option to extend the Lease once for (5) five-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. The Company also has the option to sublet the Premises on the terms and conditions set forth in the Lease.

Future minimum lease payments under the Company’s non–cancelable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$3,160
2023	8,353
2024	8,583
2025	8,820
2026	7,298
Thereafter	44,784
Total future minimum lease payments	$80,998

License, collaboration and investment agreements

In April 2018, the Company entered into license, collaboration and investment agreements with Cancer Research Technology Limited, or CRT, and The Institute of Cancer Research, or the ICR, for the purpose of development in the field of cereblon-mediated protein degradation (the “License and Collaboration”). Pursuant to the License and Collaboration, CRT and the ICR granted the Company an exclusive and non-exclusive, worldwide, and sublicensable licenses under CRT’s and the ICR’s intellection property rights in the field of cereblon mediated protein degradation to discover, research, develop, have developed, use, keep, make, have made, market, import, offer for sale, and sell products in the field of cereblon-mediated protein degradation.

In consideration for the rights granted under the License Agreement, the Company issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement and paid CRT a technology access fee. The License Agreement will remain effective until terminated by written agreement between the Company, CRT and the ICR.

Upon execution of the License and Collaboration, the Company paid an immaterial access fee which was expensed to research and development in 2018. The research program conducted with the ICR with respect to cereblon-mediated protein degradation was completed as of December 31, 2020. However, the License and Collaboration Agreement continues until it is otherwise terminated under the terms and conditions stated within the agreement. The Company’s research and development expenses under the License and Collaboration Agreement for activities conducted by the ICR were immaterial for the year ended December 31, 2021 and $1.2 million for the year ended December 31, 2020. Accounts payable in the consolidated balance sheets for research services and external costs under the License and Collaboration Agreement due to the ICR was $0.6 million as of December 31, 2020. No amounts were payable as of December 31, 2021.

The Company is further obligated to make milestone payments for achieving certain clinical progression events, aggregating up to $7 million for the first product candidate and $3.5 million for each subsequent product candidate. In addition, the Company is further required to pay low single-digit royalties on net sales for each product successfully developed and commercialized in the field of cereblon-mediated protein degradation under the terms of the License and Collaboration on a country by country basis until the later of (i) the date when the manufacture, use, offer for sale, sale or importation of a product is no longer covered by a valid claim in the country of sale, use or manufacture; (ii) ten years from the first commercial sale of such product in the relevant country; and (iii) the expiry of any extended exclusivity period granted with respect to an orphan drug designation, pediatric designation or other exclusivity in the relevant country.

The License and Collaboration will remain effective until (i) the termination by either the Company or the ICR and CRT upon the bankruptcy or uncured breach of the other party, (ii) by the ICR and CRT if the Company should abandon all discovery, development and commercialization efforts for all products covered under the License and Collaboration; (iii) by the Company if it is determined the continued development of products covered under the License and Collaboration would be commercially unreasonable, scientifically unviable, illegal, unethical or impossible, with a 90-day notification period; or (iv) for any/no reason by written agreement of the Company and the ICR and CRT.

Indemnification

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity.

The Company enters into certain types of contracts that contingently require the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of December 31, 2021 and 2020, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

7. Convertible preferred stock

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

The Company concluded that the Preferred Stock Tranche Obligation met the definition of a freestanding financial instrument, as it is legally detachable and separately exercisable from the Series B Preferred. Therefore, the Company allocated the proceeds received from the issuance of shares under the Series B Preferred Stock Purchase Agreement between the Preferred Stock Tranche Obligation and the Series B Preferred. The fair value of the Preferred Stock Tranche Obligation of $12.0 million on issuance was allocated from the $48.0 million proceeds of the Series B Preferred financing and was classified as a current liability on the consolidated balance sheet as of December 31, 2020 as the Series B Preferred would become redeemable upon a Deemed Liquidation Event, the occurrence of which is not within the Company’s control.

In February 2021, the Company issued 24,000,000 shares of Series B Preferred pursuant to the Preferred Stock Tranche Obligation for aggregate gross proceeds of $48.0 million less issuance costs of $0.1 million.

In March 2021, the Company authorized the sale of up to 32,054,521 shares of its Series C Preferred Stock at a price of $2.9637 per share, and issued the authorized shares of Series C Preferred to several new and existing investors for aggregate gross proceeds of $95.0 million less issuance costs of $0.2 million.

Immediately prior to consummation of the IPO, all outstanding shares of the Company’s Series A, Series A-2, Series B and Series C convertible preferred stock were converted into 31,068,102 shares of common stock.

8. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of December 31, 2021.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 46,794,295 shares were issued and 46,535,966 shares were outstanding at December 31, 2021.

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

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 9). The restricted stock generally vests monthly over 4 years.

As of December 31, 2021 and 2020, the Company has reserved the following shares of common stock for potential conversion of outstanding Preferred Stock, the vesting of restricted stock and exercise of stock options:

	December 31,
	2021	2020
Convertible preferred stock	—	53,631,514
Options to purchase common stock	5,563,513	2,205,380
Unvested restricted common stock	258,329	495,278
	5,821,842	56,332,172

9. Stock-based compensation

2020 Stock incentive plan

The Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock, and other stock awards, to employees, non-employee directors, and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145, which will be automatically increased on each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation, nomination and corporate governance committee. As of December 31, 2021, 3,658,193 shares of common stock were available for issuance under 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP which will be automatically increased on each January 1st through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. As of December 31, 2021, 439,849 shares of common stock remained available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2020	2,205,380	$2.05	9.9	$312
Granted	3,927,325	10.43
Exercised	(90,381)	1.63
Forfeited	(478,811)	2.62
Outstanding—December 31, 2021	5,563,513	$7.92	9.2	$70,045
Options Exercisable—December 31, 2021	538,889	$3.76	8.6	$8,979

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Fair value of stock option awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The fair value of each award is estimated using the following assumptions:

	Year ended December 31,
	2021	2020
Expected term (years)	6.25	6.0
Expected volatility	77.75%	75.90%
Risk-free interest rate	1.25%	0.53%
Expected dividend yield	—%	—%

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected term: The Company’s expected term represents the period that options are expected to be outstanding and is determined using the simplified method, based on the mid-point between the vesting date and the end of the contractual term as the Company does not have sufficient historical data to use any other method to estimate expected term.

Expected volatility: The Company has limited information on the volatility of stock options as the shares were not actively traded on any public markets prior to June 24, 2021. The expected volatility was derived from historical stock volatilities of comparable peer public companies within its industry based on their similarities to the Company, including life cycle stage, therapeutic focus and size over a period equivalent to the expected term of the stock-based awards.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

Expected dividend: The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

Restricted stock award activity

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2020	495,278	$1.02
Vested	(236,949)	$1.13
Unvested as of December 31, 2021	258,329	$0.90

The aggregate fair value of restricted stock that vested during the year ended December 31, 2021 was $5.2 million. The aggregate fair value of restricted stock that vested during the year ended December 31, 2020, was immaterial. The weighted average grant date fair value of restricted stock that vested during the year ended December 31, 2021, and 2020, was $1.13 and $0.88, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Year ended December 31,
	2021	2020
Research and development	$2,606	$189
General and administrative	2,594	165
Total stock-based compensation expense	$5,200	$354

As of December 31, 2021, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock awards was $25.1 million and $0.2 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 3.05 and 1.90 years, respectively.

10. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying combined and consolidated financial statements. Domestic and foreign components of net loss are as follows (in thousands):

	Year ended December 31,
	2021	2020
United States	$(9,884)	$(10,107)
Foreign	(64,074)	(25,772)
Net loss	$(73,958)	$(35,879)

The effective tax rate for the years ended December 31, 2021 and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
Income tax benefit at the federal statutory rate%	21.0%	21.0%
State income taxes, net of federal benefit%	6.3%	6.3%
Research and development tax credits%	1.2%	0.8%
Foreign rate differential%	(6.9)%	(5.7)%
Adjustment related to Preferred Stock Tranche Obligation%	(0.3)%	(4.5)%
Other%	(1.6)%	(0.1)%
Change in valuation allowance%	(19.7)%	(17.8)%
Total%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Federal and state net operating loss carryforwards	$14,529	$5,810
Research and development tax credits	1,862	413
Compensation related items	1,738
Other	58	52
Total deferred tax assets	$18,187	6,275
Less: valuation allowance	(17,777)	(6,040)
Total net deferred tax assets	$410	235
Deferred tax liabilities
Defined benefit plan adjustment	(125)	(137)
Depreciation	(285)	(98)
Total deferred tax liabilities	(410)	(235)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020. The Company increased its valuation allowance by $23.8 million for the year ended December 31, 2021 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2021, the Company had federal net operating loss carryforwards, or NOLs, of $4.3 million and federal tax credits of $1.2 million available to offset tax liabilities. The Company’s federal NOLs have an indefinite life and federal tax credit carryforwards begin to expire in 2039. The Company also had gross foreign NOLs of $102.3 million that begin to expire in 2026. The Company also had gross state NOLs of $4.1 million and state tax credits of $0.7 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2039 and the state tax credit carryforwards begin to expire in 2035. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership. Should there be ownership changes that occurred, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

There were no unrecognized tax benefits recorded as of December 31, 2021 and 2020.

The Company files income tax returns in the U.S., Switzerland and Massachusetts. The Company is not currently under examination by any taxing authority for any open tax year. Due to net operating loss carryforwards, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities to the extent utilized in a future period. No federal, foreign, or state tax audits are currently in process.

11. Employee retirement plans

Defined benefit plan

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract.

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

The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the combined and consolidated balance sheets (in thousands):

	Year ended December 31,
	2021	2020
Change in benefit obligation:
Benefit obligation—beginning of period	$2,284	$—
Service cost employer	417	63
Contributions paid by employees	170	26
Interest cost	9	—
Contributions paid by plan participants	1,926	1,154
Benefits paid	(82)	(15)
Plan Amendment	(42)	—
Actuarial loss	1,293	1,056
Benefit obligation—end of period	$5,975	$2,284
Change in plan assets:
Fair value of plan assets—beginning of period	$1,217	$—
Actual return on plan assets	226	1
Contributions paid by employer	340	51
Contributions paid by employees	175	26
Contributions paid by plan participants	1,926	1,154
Benefits paid	(85)	(15)
Fair value of plan assets—end of period	$3,799	1,217
Defined benefit plan liability	$2,176	$1,067

The net pension costs was as follows (in thousands):

	Year ended December 31,
	2021	2020
Service cost	$417	$63
Net pension cost	$417	$63

The provision for pension benefit obligation recognized in other comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2021	2020
Actuarial loss arising from experience adjustments	$1,293	$1,056
Defined benefit cost for the year recognized in other comprehensive loss	$1,293	$1,056

The assumptions used to measure the projected benefit obligation and net pension costs were as follows:

	Year ended December 31,
	2021	2020
Inflation rate%	0.50%	0.50%
Discount rate%	0.35%	0.20%
Interest rate on savings accounts%	0.45%	0.45%
Expected rate of return on assets%	0.45%	0.45%
Salary increase%	1.00%	1.00%
Social Security increase%	0.50%	0.50%
Pension increase%	0.00%	0.00%
Retirement age	100% Male 65 Female 64	100% Male 65 Female 64
Mortality and disability rates	BVG 2020 Table	BVG 2015 Table

Estimated benefit payments, which reflect future expected service, are expected to be paid as follows (in thousands):

December 31,
2022	$418
2023	$434
2024	$445
2025	$452
2026	$458
2027-2031	$2,360

Defined contribution plan

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.3 million and $0 matching 401(k) contribution related expense during the years ended December 31, 2021 and 2020, respectively.

12. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year ended December 31,
	2021	2020
Net loss	$(73,958)	$(35,879)
Net loss per share attributable to common stockholders—basic and diluted	$(2.96)	$(23.65)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	25,000,124	1,516,912

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,
	2021	2020
Convertible Preferred Stock	—	53,631,514
Stock options to purchase common stock	5,563,513	2,205,380
Restricted common stock	258,329	495,278

13. Related parties

Versant Ventures has been a related party since inception of the Company as an investor and member of the board of directors. The Company has a service agreement with a Versant Ventures portfolio company, Ridgeline Therapeutics GmbH, or Ridgeline. Ridgeline provided management and administrative support to facilitate start-up of the Company and provided and continues to provide research and development services. Expenses attributable to Ridgeline were recognized primarily in research and development expenses in the Company’s combined and consolidated statements of operations and comprehensive loss. The Company paid $7.8 million and $13.4 million to Ridgeline during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had $0 and $4.8 million, respectively, in accounts payable in the consolidated balance sheets associated with Ridgeline. The Company terminated such service agreement on August 9, 2021.

The Company also had a cost sharing agreement with Versant Ventures for the Company’s Chief Executive Officer. Amounts recognized as a result of this agreement are recognized in general and administrative expenses in the Company’s combined and consolidated statements of operations and comprehensive loss. The Company received $0.1 million from Versant Ventures for each of the year ended December 31, 2021 and paid Versant Ventures $0.1 million for the year ended December 31, 2020, related to this agreement. As of December 31, 2021 and 2020, the Company had $0 and $0.1 million, respectively, in prepaid expenses and other current assets in the consolidated balance sheets related to this agreement.

The ICR has been a related party since inception of the Company. The Company has a license, collaboration and investment agreement with the ICR (Note 6). The Company made payments to ICR for $0 and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

In 2021, the Company paid $0.4 million in contract R&D expense to Tempus Labs, Inc. An officer of Tempus Labs, Inc. serves on the Company's Board of Directors.