Form 10-Q
period 2022-03-31
Monte Rosa Therapeutics, Inc.
filed 2022-05-11
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 46,668,422 shares of common stock, $0.0001 per share, outstanding.

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
•
our ability to continue to develop our proprietary protein degradation platform called QuEENTM and to expand our proteomics and translational medicine capabilities;
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
•
the impact of the COVID-19 pandemic on our business and operations; and

•
other risks and uncertainties, including those listed under the section entitled “Risk factors” and those included in “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Annual Report, filed with the SEC on March 29, 2022.

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

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	March 31,	December 31,
(unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$138,305	$346,071
Marketable securities	178,858	—
Prepaid expenses and other current assets	3,203	2,595
Total current assets	320,366	348,666
Property and equipment, net	13,396	12,325
Operating lease right-of-use assets	6,910	—
Restricted cash	5,333	5,338
Total assets	$346,005	$366,329
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,511	$6,558
Accrued expenses and other current liabilities	6,455	10,080
Current portion of operating lease liability	1,524	—
Total current liabilities	12,490	16,638
Defined benefit plan liability	2,183	2,176
Operating lease liability	5,457	—
Total liabilities	$20,130	$18,814
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 46,854,535 shares issued and 46,630,711 shares outstanding as of March 31, 2022; and 500,000,000 shares authorized, 46,794,295 shares issued and 46,535,966 shares outstanding as of December 31, 2021	5	5
Additional paid-in capital	473,970	471,566
Accumulated other comprehensive loss	(2,133)	(2,021)
Accumulated deficit	(145,967)	(122,035)
Total stockholders’ equity	325,875	347,515
Total liabilities and stockholders’ equity	$346,005	$366,329

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
(unaudited)	2022	2021
Operating expenses:
Research and development	$17,915	$9,273
General and administrative	6,387	2,231
Total operating expenses	24,302	11,504
Loss from operations	(24,302)	(11,504)
Other income (expense):
Interest and other income, net	149	6
Foreign currency exchange gain, net	96	182
Gain on disposal of fixed assets	125	—
Changes in fair value of preferred stock tranche obligations, net	—	(960)
Total other income (expense)	370	(772)
Net loss	$(23,932)	$(12,276)
Provision for pension benefit obligation	34	136
Unrealized loss on available-for-sale securities	(146)	—
Comprehensive loss	$(24,044)	$(12,140)

Net loss attributable to common stockholders	$(23,932)	$(12,276)
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(7.18)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	46,595,782	1,709,227

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) (unaudited)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2021	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Restricted common stock vesting	—	—	36,565	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $69	24,000,000	68,571	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837	—	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	—	—	136	—	136
Stock-based compensation expense	—	—	—	—	252	—	—	252
Net Loss	—	—	—	—	—	—	(12,276)	(12,276)
Balance—March 31, 2021	109,686,035	$231,172	1,722,099	$1	656	$(920)	$(60,353)	$(60,616)

Balance—January 1, 2022	—	$—	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	—	—	34,505	—	—	—	—	—
Exercise of common stock options	—	—	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	—	0	(146)	—	(146)
Net Loss	—	—	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	—	$—	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Three months ended March 31,
(unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(23,932)	$(12,276)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	2,251	252
Depreciation	753	274
Noncash lease expense	379	—
Net accretion of discounts/premiums on marketable securities	(45)	—
Changes in fair value of preferred stock tranche obligations	—	960
Gain on disposal of property and equipment	(125)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(608)	(1,381)
Accounts payable	(2,184)	(906)
Accrued expenses and other current liabilities	(3,559)	(738)
Defined benefit plan liability	41	—
Operating lease liability	(375)	—
Net cash used in operating activities	$(27,404)	$(13,815)
Cash flows from investing activities:
Purchases of property and equipment	(1,687)	(2,217)
Proceeds from sale of property and equipment	125	—
Purchases of marketable securities	(178,958)	—
Net cash used in investing activities	$(180,520)	$(2,217)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	143,000
Payment of convertible preferred stock issuance costs	—	(231)
Proceeds from exercise of employee stock options	153	—
Net cash provided by financing activities	$153	$142,769
Net (decrease) increase in cash, cash equivalents and restricted cash	$(207,771)	$126,737
Cash, cash equivalents and restricted cash—beginning of period	351,409	42,863
Cash, cash equivalents and restricted cash—end of period	$143,638	$169,600
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$138,305	$168,436
Restricted cash	5,333	1,164
Total cash, cash equivalents and restricted cash	$143,638	$169,600
Supplemental disclosure of noncash items
Settlement of preferred stock tranche obligation	$—	$20,640
Purchases of property and equipment in accounts payable	$794	$1,166

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Description of business, contribution and exchange, and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corp. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

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

As of March 31, 2022, the Company had an accumulated deficit of $146.0 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $23.9 million and $12.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $317.2 million, excluding restricted cash of $5.3 million, as of March 31, 2022 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and are stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Financial Information

The Company’s condensed consolidated financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and pursuant to the rules and regulations of the SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recently adopted accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under the standard, a lessee is required to recognize a lease liability and right-of-use (ROU) asset for all leases. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2022. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. Upon the adoption of this standard, the Company recorded operating lease right-of-use assets of $7.3 million and corresponding operating lease liabilities of $7.4 million as of January 1, 2022. The difference between the value of the right-of-use assets and lease liabilities is due to the reclassification of existing deferred rent as of January 1, 2022.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total

Current assets
Money market funds	$123,634	$—	$—	$123,634
Pension plan assets(1)	—	3,818	—	3,818
Corporate debt securities	—	111,076	—	111,076
U.S Treasury securities	—	67,782	—	67,782
Total assets measured at fair value	$123,634	$182,676	$—	$306,310

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

Marketable securities consist of corporate debt securities and U.S. Treasury securities which are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities based on historical data and other observable inputs. All marketable securities have a maturity date within the next 12 months.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2022.

4. Marketable Securities

Marketable securities as of March 31, 2022 consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$111,182	$—	$(106)	$111,076
U.S Treasury securities	67,822	5	(45)	67,782
Total	$179,004	$5	$(151)	$178,858

As of March 31, 2022, the Company held 13 marketable securities in an unrealized loss position, with an aggregate fair value of $80.3 million. There were no individual securities that were in a significant unrealized loss position as of March 31, 2022. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considered the decline in market value for the 13 securities in an unrealized loss position as of March 31, 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$14,664	$12,315
Computer hardware and software	443	443
Furniture and fixtures	299	299
Leasehold improvements	1,119	1,119
Construction in process	150	852
Total property and equipment, at cost	$16,675	$15,028
Less: accumulated depreciation	(3,279)	(2,703)
Property and equipment, net	$13,396	$12,325

Depreciation expense for the three months ended March 31, 2022 and 2021, was $0.8 million and $0.3 million, respectively.

6. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of March 31, 2022.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, management estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease expense for the three months ended March 31, 2022 are as follows (in thousands):

Three Months Ended
March 31, 2022
Operating lease expense	$502
Variable lease expense	118
Total lease expense	$620

The variable lease expenses generally include common area maintenance and property taxes. All lease related expenses have been recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss. There were no short-term lease costs in the three months ended March 31, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

March 31, 2022
Weighted average remaining lease term (years)	3.9
Weighted average discount rate	7%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2022 are as follows (in thousands):

Three Months Ended
March 31, 2022
Right-of-use assets obtained in exchange for operating lease obligations	$7,289
Cash paid for amounts included in the measurement of lease liabilities	$347

The Company leases facilities in Boston, Massachusetts under an operating lease through March 2026, and Basel, Switzerland under an operating lease through April 2026. The amortization of the ROU assets for the three months ended March 31, 2022 was $0.4 million.

Future minimum lease payments under non-cancelable leases as of March 31, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2022	$1,464
2023	1,990
2024	2,041
2025	2,094
2026	388
Total undiscounted minimum lease payments	7,977
Less: Imputed interest	(996)
Total operating lease liability	$6,981

On December 14, 2021, the Company entered into a non-cancelable lease agreement (the “Lease”) for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the Lease commenced on April 1, 2022 (the “Commencement Date”), and the Company’s obligation to pay rent will begin upon the earlier of (a) December 1, 2022 and (b) the date which is two (2) months following the date which Company completes its tenant improvements. The initial term of the lease is 128 months following the Commencement Date. The annual base rent under the Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. Operating right-of-use assets and right-of-use liabilities for the Lease have not been reflected in the accompanying condensed consolidated balance sheet or the undiscounted future lease payments table above as the lease had not yet commenced as of March 31, 2022. Estimated future minimum lease payments for the Lease are $0.5 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $44.4 million for the remainder of 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.

Prior to January 1, 2022, the Company accounted for its leases in accordance with ASC Topic 840, Leases. As of December 31, 2021, the Company was committed under operating leases for its corporate offices. The future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows:

2022	$3,160
2023	8,353
2024	8,583
2025	8,820
2026	7,298
Thereafter	44,360
Total future minimum lease payments	$80,574

7. Common stock

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

The Company had 500,000,000 shares of common stock authorized, of which 46,854,535 shares were issued and 46,630,711 shares were outstanding as of March 31, 2022.

The holders of common stock are entitled to dividends when and if declared by the board of directors. The board of directors has not declared any dividends and the Company has not paid any dividends.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 8). The restricted stock generally vests monthly over 4 years.

As of March 31, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	March 31, 2022	December 31, 2021
Options to purchase common stock	7,104,931	5,563,513
Unvested restricted common stock	223,824	258,329
	7,328,755	5,821,842

8. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan is 4,903,145, which will be automatically increased on January 1, 2022 and will continue to increase each January 1 thereafter by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation, nomination and corporate governance committee.

As of December 31, 2021, 3,658,193 shares of common stock were available for issuance under 2021 Plan. Effective January 1, 2022, the number of shares available under the 2021 Plan automatically increased by 2,326,798 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2022, 4,314,248 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP, which will be automatically increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, 2020 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP.

As of December 31, 2021, 439,849 shares of common stock remained available for issuance under the 2021 ESPP. Effective January 1, 2022, the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of March 31, 2022, 879,698 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2021	5,563,513	$7.92	8.6	$70,045
Granted	1,671,875	13.41
Exercised	(60,240)	2.53
Forfeited	(70,217)	5.25
Outstanding—March 31, 2022	7,104,931	$9.28	9.2	$40,521
Exercisable—March 31, 2022	909,028	$4.82	8.8	$8,756

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock award activity

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2021	258,329	$0.90
Vested	(34,505)	$0.78
Unvested as of March 31, 2022	223,824	$0.92

The aggregate fair value of restricted stock that vested during the three months ended March 31, 2022 was $0.5 million. The fair value of restricted stock that vested during the three months ended March 31, 2021 was immaterial. The weighted average grant date fair value of restricted stock that vested during the three months ended March 31, 2022 was $0.78.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$1,157	$60
General and administrative	1,094	192
Total stock-based compensation expense	$2,251	$252

As of March 31, 2022, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock awards was $38.0 million and $0.2 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 3.1 and 1.7 years, respectively.

9. Income taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

10. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2022	2021
Net loss	$(23,932)	$(12,276)
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(7.18)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	46,595,782	1,709,227

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	March 31	March 31
	2022	2021
Convertible Preferred Stock	—	109,686,035
Stock options to purchase common stock	7,104,931	1,831,071
Restricted common stock	223,824	458,713

11. Related parties

Versant Venture Management, LLC has been a related party since inception of the Company as an investor and member of the board of directors. The Company had a service agreement with a Versant Venture Management, LLC discovery engine, Ridgeline Discovery, or Ridgeline. Ridgeline provided management and administrative support to facilitate start-up of the Company and provided research and development services. Expenses attributable to Ridgeline were recognized primarily in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company paid $0 and $4.7 million to Ridgeline during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, no amounts were owed by the Company to Ridgeline. In 2021, we transitioned to a more limited consulting agreement whereby Ridgeline invoiced us for services on an ongoing monthly basis. The consulting agreement expired December 31, 2021.

12. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits in a defined benefit plan. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract. The technical administration and management of the savings account are guaranteed by Swiss Life on behalf of the collective foundation. Insurance benefits due are paid directly to the entitled persons by Swiss Life in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The risks of disability, death and longevity are reinsured in their entirety with Swiss Life Ltd. The Company recorded $0.2 million in defined benefit related expense during the three months ended March 31, 2022. Defined benefit related expense was immaterial for the three months ended March 31, 2021.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.2 million matching 401(k) contribution related expense during the three months ended March 31, 2022. Matching 401(k) contribution related expense was immaterial for the three months ended March 31, 2021.

13. Subsequent Events

On May 5, 2022, the Company entered into an Agreement for Termination of Lease (the “Lease Termination Agreement”) with OPG MP Parcel Owner (DE) LLC (the “Landlord”) which, subject to the Landlord executing a lease with a new tenant, provides the Company with the option to terminate the existing lease agreement (the “645 Summer Lease”) for office space located at 645 Summer Street, Boston, MA by the Company providing notice to the Landlord between February 1, 2023 and June 1, 2023, in which the 645 Summer Lease would terminate at least 90 days subsequent to such notice. The current term of the 645 Summer Lease expires in March 2026. The early termination of the lease would qualify as a lease modification under ASC 842. As of March 31, 2022 the operating lease ROU asset and operating lease liability related the 645 Summer Lease was $5.3 million and $5.4 million, respectively. As a result of the lease modification, both the ROU asset and operating lease liability would decrease by approximately $1.7 million to $3.6 million and $3.7 million, respectively.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A, Risk Factors” in our 2021 Annual Report and under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

Overview

We are a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. We have developed a proprietary protein degradation platform, called QuEENTM, that enables us to rapidly identify protein targets and molecular glue degrader, or MGD, product candidates that are designed to eliminate therapeutically-relevant proteins in a highly selective manner. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches, by allowing us to target proteins that have been considered undruggable or inadequately drugged. We focus on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel precision medicines.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. To date, we have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, most recently, common stock in our initial public offering, or IPO.

Liquidity

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $74 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively, and our net loss was $23.9 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $146.0 million and $322.5 million in cash, cash equivalents, restricted cash and marketable securities.

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

The COVID-19 pandemic continues to cause us to adapt our business practices to limit the spread of the coronavirus among our employees (including but not limited to routine employee testing of employees working in our offices and laboratories, use of protective masks in office and laboratory spaces, including for employees potentially exposed to COVID-19, curtailing or modifying employee travel, allowing for remote work, and controlling physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and their families as well as our patients and business partners.

We continue to monitor COVID-19 levels local to our research operations and adapt our employee working practices to ensure essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

For additional information on the various risks posed by the COVID-19 pandemic, please read the section entitled “Risk factors” in this Quarterly Report and Part I, Item 1A; Risk Factors" included in our 2021 Annual Report.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and discovery, lead optimization efforts of our GSPT1 program, and the advancement of development candidate MRT-2359, as well as increases in headcount and laboratory-related expenses due to our continued growth as a research and development organization. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including U.S. government-backed money-market funds and marketable security investments; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; (iii) proceeds from the sale of lab equipment, and (iv) changes in the fair value of our preferred stock tranche obligations.

Results of operations for the three months ended March 31, 2022 and 2021

The following sets forth our results of operations:

	Three months ended March 31,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$17,915	$9,273	$8,642
General and administrative	6,387	2,231	4,156
Total operating expenses	24,302	11,504	12,798
Loss from operations	(24,302)	(11,504)	(12,798)
Other income (expense)	370	(772)	1,142
Net loss	$(23,932)	$(12,276)	$(11,656)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended March 31,
(in thousands)	2022	2021	Dollar change
External research and development services	$8,111	$4,303	$3,808
Personnel costs	6,088	2,785	3,303
Laboratory and related expenses	1,718	1,031	687
Facility costs and other expenses	1,998	1,154	844
Research and development expenses	$17,915	$9,273	$8,642

As of March 31, 2022 and March 31, 2021, respectively, we had 77 and 45 employees engaged in research and development activities in our facilities in the United States and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform and discovery, lead optimization efforts of our GSPT1 program and the advancement of development candidate MRT-2359. The increase for the three months ended March 31, 2022 as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended March 31,
(in thousands)	2022	2021	Dollar change
Personnel costs	$3,520	$1,484	$2,036
Professional services	1,340	443	897
Facility costs and other expenses	1,527	304	1,223
General and administrative expenses	$6,387	$2,231	$4,156

As of March 31, 2022 and March 31, 2021, respectively, we had 18 and 12 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the three months ended March 31, 2022 as compared to 2021 as a result of increased headcount and expenses in support of our growth.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended March 31,
(in thousands)	2022	2021
Interest and other income, net	$149	$6
Foreign currency exchange gain, net	96	182
Gain on disposal of fixed assets	125	—
Changes in fair value of preferred stock tranche obligation, net	—	(960)
Other income (expense)	$370	$(772)

The increase in interest and other income for the three months ended March 31, 2022 is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currencies other than the U.S. dollar decreased in the three months ended March 31, 2022 as to compared to the three months ended March 31, 2021 principally due to the lack of volatility of the U.S. Dollar with respect to, principally, the Swiss franc.

Liquidity and capital resources

Overview

We were incorporated in November 2019 and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, most recently, common stock in our IPO. As of March 31, 2022, we had $322.5 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of March 31, 2022, we had an accumulated deficit of $146.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(27,404)	$(13,815)
Investing activities	(180,520)	(2,217)
Financing activities	153	142,769
Net increase (decrease) in cash, cash equivalents and restricted cash	$(207,771)	$126,737

Operating activities

Net cash used in operating activities of $27.4 million during the three months ended March 31, 2022 was attributable to our net loss of $23.9 million and a net decrease in our working capital of $6.7 million, offset by non-cash charges of $3.2 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $13.8 million during the three months ended March 31, 2021 was attributable to our net loss of $12.2 million and a net decrease in our working capital of $3.1 million, off-set by non-cash charges of $1.5 million principally with respect to changes in fair value of our preferred stock tranche obligation, depreciation expense and stock-based compensation.

Investing activities

For the three months ended March 31, 2022 , our investing activities consisted of purchases of marketable securities of $179 million and property and equipment of $2 million compared to purchases of property and equipment of $2.2 million for the same period in 2021.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 of $0.2 million is attributable to employee stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2021 amounted to $142.8 million comprised principally of aggregate net proceeds upon the issuance of our Series B and Series C convertible preferred stock in February and March 2021.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

There have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our 2021 Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended March 31, 2022, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies. However, we may early adopt these standards.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large, accelerated filer under the rules of the SEC.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after our IPO if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and qualitative disclosures about market risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective for the reasons set forth below.

Material weaknesses were identified in our internal controls of December 31, 2020, which have not been remediated as of March 31, 2022. The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, which led to improperly designed controls, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through March 31, 2022, we made the following enhancements to our control environment including the following:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2021 Annual Report together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2021 Annual Report is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2021 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2021 Annual Report.

Risks related to our financial position and capital needs

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, and our initial pipeline. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. As of March 31, 2022, our cash, cash equivalents, restricted cash and marketable securities were $322.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $146.0 million as of March 31, 2022. For the years ended December 31, 2021 and 2020, we reported net losses of $74 million and $35.9 million, respectively. For the three months ended March 31, 2022, we reported a net loss of $23.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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
•
expand and improve the capabilities of our QuEENTM platform;
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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered equity securities

None

Use of proceeds from initial public offering of common stock

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other Information

On May 5, 2022, we entered into an Agreement for Termination of Lease (the “Lease Termination Agreement”) with OPG MP Parcel Owner (DE) LLC (the “Landlord”) which, subject to the Landlord executing a lease with a new tenant, provides the Company with the option to terminate the existing lease agreement (the “645 Summer Lease”) for our office space located at 645 Summer Street, Boston, MA by the Company providing notice to the Landlord between February 1, 2023 and June 1, 2023, in which the 645 Summer Lease would terminate at least 90 days subsequent to such notice. The current term of the 645 Summer Lease expires in March 2026.

The foregoing description of the Lease Termination Agreement is not complete and is qualified in its entirety by reference to the Lease Termination Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1#

Amended and Restated Employment Agreement between the Registrant and Philip Nickson, effective as of March 1, 2022 (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 29, 2022)

10.2*	Agreement for Termination of Lease, by and between the Registrant and OPG MP Parcel Owner (DE) LLC, dated May 5, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 11, 2022	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer
(Principal Financial Officer)