Form 10-Q
period 2022-06-30
Monte Rosa Therapeutics, Inc.
filed 2022-08-11
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 46,713,908 shares of common stock, $0.0001 per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, cost and success of our current and future research and development programs and preclinical studies, including our expectations for our GSPT1-directed MGDs;
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
•
our plans to submit IND applications to the FDA future product candidates;
•
the potential benefits of strategic collaborations and our ability to enter into strategic collaborations with third parties who have the expertise to enable us to further develop our biological targets, product candidates and platform technologies;
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

•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, or our Annual Report, filed with the SEC on March 29, 2022.

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

From time to time, we may use our website, our Twitter at @MonteRosaTx and on our LinkedIn account at linkedin.com/company/monte-rosa-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.monterosatx.com. Investors are encouraged to review the Investor Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Twitter posts and our LinkedIn posts are not incorporated into, and does not form a part of, this Quarterly Report.

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	June 30,	December 31,
(unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,664	$346,071
Marketable securities	190,481	—
Prepaid expenses and other current assets	2,900	2,595
Total current assets	297,045	348,666
Property and equipment, net	15,205	12,325
Operating lease right-of-use assets	47,102	—
Restricted cash	5,320	5,338
Other long-term assets	384	—
Total assets	$365,056	$366,329
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,294	$6,558
Accrued expenses and other current liabilities	7,817	10,080
Current portion of operating lease liability	2,662	—
Total current liabilities	14,773	16,638
Defined benefit plan liability	2,138	2,176
Operating lease liability	46,095	—
Total liabilities	63,006	18,814
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 46,873,974 shares issued and 46,684,658 shares outstanding as of June 30, 2022; and 500,000,000 shares authorized, 46,794,295 shares issued and 46,535,966 shares outstanding as of December 31, 2021	5	5
Additional paid-in capital	476,939	471,566
Accumulated other comprehensive loss	(2,458)	(2,021)
Accumulated deficit	(172,436)	(122,035)
Total stockholders’ equity	302,050	347,515
Total liabilities and stockholders’ equity	$365,056	$366,329

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2022	2021	2022	2021
Operating expenses:
Research and development	$20,936	$14,637	$38,851	$23,910
General and administrative	6,295	3,486	12,682	5,717
Total operating expenses	27,231	18,123	51,533	29,627
Loss from operations	(27,231)	(18,123)	(51,533)	(29,627)
Other income (expense):
Interest income, net	628	14	777	20
Foreign currency exchange gain (loss), net	134	(296)	230	(114)
Gain on disposal of fixed assets	—	—	125	—
Changes in fair value of preferred stock tranche obligations, net	—	—	—	(960)
Total other income (expense)	762	(282)	1,132	(1,054)
Net loss	$(26,469)	$(18,405)	$(50,401)	$(30,681)
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(3.63)	$(1.08)	$(9.03)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	46,668,369	5,070,554	46,632,279	3,399,174
Comprehensive loss:
Net loss	$(26,469)	$(18,405)	$(50,401)	$(30,681)
Other comprehensive loss:
Provision for pension benefit obligation	33	(495)	67	(359)
Unrealized loss on available-for-sale securities	(358)	—	(504)	—
Comprehensive loss	$(26,794)	$(18,900)	$(50,838)	$(31,040)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) (unaudited)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2021	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Restricted common stock vesting	—	—	36,565	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $68	24,000,000	68,571	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837	—	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	—	—	136	—	136
Stock-based compensation expense	—	—	—	—	252	—	—	252
Net Loss	—	—	—	—	—	—	(12,276)	(12,276)
Balance—March 31, 2021	109,686,035	$231,172	1,722,099	$1	656	$(920)	$(60,353)	$(60,616)
Restricted common stock vesting	—	—	36,580	—	—	—	—	—
Exercise of common stock options	—	—	76,950	—	128	—	—	128
Conversion of convertible preferred stock into common stock	(109,686,035)	(231,172)	31,068,102	2	231,170	—	—	231,172
Issuance of common stock in connection with initial public offering, net of issuance costs of $18,500	—	—	11,700,000	1	203,874	—	—	203,875
Provision for pension benefit obligation	—	—	—	—	—	(495)	—	(495)
Stock-based compensation expense	—	—	—	—	1,019	—	—	1,019
Net Loss	—	—	—	—	—	—	(18,405)	(18,405)
Balance—June 30, 2021	—	$—	44,603,731	$4	436,847	$(1,415)	$(78,758)	$356,678

Balance—January 1, 2022	—	$—	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	—	—	34,505	—	—	—	—	—
Exercise of common stock options	—	—	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	—	—	34	—	34
Stock-based compensation expense	—	—	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	—	—	(146)	—	(146)
Net Loss	—	—	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	—	$—	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875
Restricted common stock vesting	—	—	34,508	—	—	—	—	—
Exercise of common stock options	—	—	19,439	—	96	—	—	96
Provision for pension benefit obligation	—	—	—	—	—	33	—	33
Stock-based compensation expense	—	—	—	—	2,873	—	—	2,873
Unrealized loss on available-for-sale securities	—	—	—	—	—	(358)	—	(358)
Net Loss	—	—	—	—	—	—	(26,469)	(26,469)
Balance—June 30, 2022	—	$—	46,684,658	$5	476,939	$(2,458)	$(172,436)	$302,050

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Six months ended June 30,
(unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(50,401)	$(30,681)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,124	1,271
Depreciation	1,642	741
Noncash lease expense	1,659	—
Net accretion of discounts/premiums on marketable securities	(331)	—
Changes in fair value of preferred stock tranche obligations	—	960
Gain on disposal of property and equipment	(125)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(688)	663
Accounts payable	(2,547)	(1,195)
Accrued expenses and other current liabilities	(2,196)	844
Defined benefit plan liability	28	—
Operating lease liability	(70)	—
Net cash used in operating activities	$(47,905)	$(27,397)
Cash flows from investing activities:
Purchases of property and equipment	(4,240)	(4,918)
Proceeds from sale of property and equipment	125	—
Purchases of marketable securities	(230,654)	—
Proceeds from maturities of marketable securities	40,000	—
Net cash used in investing activities	$(194,769)	$(4,918)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	143,000
Payment of convertible preferred stock issuance costs	—	(231)
Proceeds from initial public offering, net of underwriting discount of $15.6 million	—	206,739
Payment of initial public offering issuance costs	—	(1,395)
Proceeds from exercise of employee stock options	249	128
Net cash provided by financing activities	$249	$348,241
Net (decrease) increase in cash, cash equivalents and restricted cash	$(242,425)	$315,926
Cash, cash equivalents and restricted cash—beginning of period	351,409	42,863
Cash, cash equivalents and restricted cash—end of period	$108,984	$358,789
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$103,664	$357,060
Restricted cash	5,320	1,729
Total cash, cash equivalents and restricted cash	$108,984	$358,789
Supplemental disclosure of noncash items
Conversion of convertible preferred stock into common stock	$—	$231,172
Settlement of preferred stock tranche obligation	$—	$20,640
Common stock issuance costs in accounts payable	$—	$1,469
Purchases of property and equipment in accounts payable	$939	$123

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Description of business, contribution and exchange, and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corp. Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

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

Liquidity considerations

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through the issuance of convertible preferred shares and public offerings of the Company's common stock.

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

As of June 30, 2022, the Company had an accumulated deficit of $172.4 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $50.4 million and $30.7 million for the six months ended June 30, 2022 and 2021, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $294.1 million as of June 30, 2022 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total

Current assets
Money market funds	$89,717	$—	$—	$89,717
Pension plan assets(1)	—	3,748	—	3,748
Corporate debt securities	—	102,951	—	102,951
U.S Treasury securities	—	87,530	—	87,530
Total assets measured at fair value	$89,717	$194,229	$—	$283,946

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

Marketable securities consist of corporate debt securities and U.S. Treasury securities which are classified as available-for-sale pursuant to ASC 320, Investments—Debt and Equity Securities. Marketable securities are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities based on historical data and other observable inputs. All marketable securities have a maturity date within the next 12 months.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2022 and 2021.

4. Marketable Securities

Marketable securities as of June 30, 2022 consisted of the following:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$103,261	$—	$(310)	$102,951
U.S Treasury securities	87,723	—	(193)	87,530
Total	$190,984	$—	$(503)	$190,481

As of June 30, 2022, the Company held 30 marketable securities, 22 of which are in an unrealized loss position. The aggregate fair value of securities in a loss position is $127.7 million. There were no individual securities that were in a significant unrealized loss position as of June 30, 2022. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of June 30, 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$16,213	$12,315
Computer hardware and software	$484	443
Furniture and fixtures	299	299
Leasehold improvements	1,119	1,119
Construction in process	1,258	852
Total property and equipment, at cost	$19,373	$15,028
Less: accumulated depreciation	(4,168)	(2,703)
Property and equipment, net	$15,205	$12,325

Depreciation expense for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.4 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1.6 million and $0.7 million, respectively.

6. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of June 30, 2022.

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

645 Summer Street

In September 2020, the Company entered into an operating lease agreement to lease 16,748 square feet of office and laboratory space at 645 Summer Street, Boston, Massachusetts. The original term of the 645 Summer Lease expires in March 2026. On May 5, 2022, the Company entered into an Agreement for Termination of Lease (the “Lease Termination Agreement”) with OPG MP Parcel Owner (DE) LLC (the “Landlord”) which, subject to the Landlord executing a lease with a new tenant, provides the Company with the option to terminate the existing lease agreement (the “645 Summer Lease”) for office space located at 645 Summer Street, Boston, MA. As of June 30, 2022, the landlord had not executed a new lease with a new tenant. See Note 13 for more information.

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space that occupies approximately 21,422 square feet located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. The current term of the lease expires in March 2026.

Harrison Street Lease

In December, 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent will begin upon the earlier of (a) December 1, 2022 or (b) the date which is two (2) months following the date which Company substantially completes its tenant improvements. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

The components of lease expense for the six months ended June 30, 2022 are as follows (in thousands):

Six months ended
June 30, 2022
Operating lease expense	$2,703
Variable lease expense	617
Total lease expense	$3,320

The variable lease expenses generally include common area maintenance and property taxes. All lease related expenses have been recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss. There were no short-term lease costs in the six months ended June 30, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

June 30, 2022
Weighted average remaining lease term (years)	9.8
Weighted average discount rate	9.7%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2022 are as follows (in thousands):

Six months ended
June 30, 2022
Right-of-use assets obtained in exchange for operating lease obligations	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$712

The amortization of the ROU assets for the six months ended June 30, 2022 was $1.4 million.

Future minimum lease payments under non-cancelable leases as of June 30, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2022	$1,546
2023	8,162
2024	8,398
2025	8,642
2026	7,145
Thereafter	44,360
Total undiscounted minimum lease payments	78,253
Less: Imputed interest	(29,496)
Total operating lease liability	$48,757

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

The Company had 500,000,000 shares of common stock authorized, of which 46,873,974 shares were issued and 46,684,658 shares were outstanding at June 30, 2022.

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

As of June 30, 2022 and December 31, 2021, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	June 30, 2022	December 31, 2021
Options to purchase common stock	7,192,968	5,563,513
Unvested restricted common stock	189,316	258,329
	7,382,284	5,821,842

8. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan is 4,903,145.

As of December 31, 2021, 3,658,193 shares of common stock were available for issuance under 2021 Plan. Effective January 1, 2022, the number of shares available under the 2021 Plan automatically increased by 2,326,798 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2022, 4,198,022 shares were available for issuance under the 2021 Plan. Under the evergreen provision of the 2021 plan, each January 1 commencing in 2022 and thereafter automatically increases shares available for issuance by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee.

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

As of December 31, 2021, 439,849 shares of common stock remained available for issuance under the 2021 ESPP. Effective January 1, 2022, the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of June 30, 2022, 879,698 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2021	5,563,513	$7.92	9.2	$70,045
Granted	1,845,375	13.02	—	—
Exercised	(79,679)	3.12	—	—
Forfeited	(136,241)	11.00	—	—
Outstanding—June 30, 2022	7,192,968	$9.22	9.0	$21,414
Exercisable—June 30, 2022	1,724,556	$6.93	8.6	$7,589

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock award activity

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2021	258,329	$0.90
Vested	(69,013)	$0.78
Unvested as of June 30, 2022	189,316	$0.94

The aggregate fair value of restricted stock that vested during the six months ended June 30, 2022 was $0.9 million. The weighted average fair value of restricted stock that vested during the six months ended June 30, 2021 was immaterial. The weighted average grant date fair value of restricted stock that vested during the six months ended June 30, 2022 was $0.78.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Six months ended June 30,
	2022	2021
Research and development	$2,593	$501
General and administrative	2,531	770
Total stock-based compensation expense	$5,124	$1,271

As of June 30, 2022, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock awards was $35.5 million and $0.2 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.9 and 1.4 years, respectively.

9. Income taxes

The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

10. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(26,469)	$(18,405)	$(50,401)	$(30,681)
Net loss per share attributable to common stockholders—basic and diluted	$(0.57)	$(3.63)	$(1.08)	$(9.03)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	46,668,369	5,070,554	46,632,279	3,399,174

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	June 30,	June 30,
	2022	2021
Stock options to purchase common stock	7,192,968	5,562,928
Restricted common stock	189,316	422,133

11. Related parties

Versant Venture Management, LLC or Versant Venture has been a related party since inception of the Company as an investor and member of the board of directors. The Company had a service agreement with a Versant Venture discovery engine, Ridgeline Discovery, or Ridgeline. Ridgeline provided management and administrative support to facilitate start-up of the Company and provided research and development services. Expenses attributable to Ridgeline were recognized primarily in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company paid $2.6 million and $7.3 million to Ridgeline during the three and six month periods ended June 30 2021, respectively. As of June 30, 2021 the Company had $0.5 million in accounts payable in the condensed consolidated balance sheets associated with Ridgeline. The consulting agreement with Ridgeline expired December 31, 2021. Transactions with Versant Venture and Ridgeline for the three and six month periods ended June 30, 2022 were immaterial.

12. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits in a defined benefit plan. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract. The technical administration and management of the savings account are guaranteed by Swiss Life on behalf of the collective foundation. Insurance benefits due are paid directly to the entitled persons by Swiss Life in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The risks of disability, death and longevity are reinsured in their entirety with Swiss Life Ltd. The Company recorded $0.2 million and $0.1 million defined benefit related expense during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $0.4 million and $0.2 million defined benefit related expense during the six months ended June 30, 2022 and 2021, respectively.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.1 million and $0.1 million matching 401(k) contribution related expense during the three months ended June 30, 2022 and 2021, respectively. The Company recorded $0.3 million and $0.1 million matching 401(k) contribution related expense during the six months ended June 30, 2022 and 2021, respectively.

13. Subsequent events

The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements, except as referenced below.

On May 5, 2022, the Company and entered into an agreement for the termination of lease the Company's office located at 645 Summer Street Boston, Massachusetts subject to the termination condition of the landlord and a new tenant executing a new lease for the premises. On August 8, 2022, the termination condition was met. The Company may terminate the lease as of any date between February 1, 2023 and June 1, 2023 upon providing 90 days prior notice of such date. As of June 30, 2022, the operating lease ROU asset and operating lease liability related to the 645 Summer Street Lease was $5.1 million and $5.2 million, respectively. If the termination condition had been met as of June 30, 2022, the ROU asset and operating lease liability would have been reduced by $3.7 million to $1.4 million and $1.5 million, respectively.

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

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. To date, we have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, common stock in our initial public offering, or IPO.

Liquidity

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $74 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively, and our net loss was $50.4 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $172.4 million and $299.5 million in cash, cash equivalents, restricted cash and marketable securities.

Business effects of COVID-19

The ongoing COVID-19 pandemic has presented a substantial public health and economic challenge around the world with continuing impact on our employees our employees, potential patients, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial conditions and operations have not been significantly impacted by the ongoing COVID-19 pandemic; however, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the emergence of variants, the actions taken to contain it or treat its impact, including vaccination efforts, and the economic impact on local, regional, national and international markets.

To date, our vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any material disruption in services or interruptions in supply. However, we are continuously assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, and our ability to hire and retain employees.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and BCL11A. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including marketable securities and U.S. government-backed money-market funds and marketable securities; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; and (iii) proceeds from the sale of lab equipment.

Results of operations for the three months ended June 30, 2022 and 2021

The following sets forth our results of operations:

	Three months ended June 30,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$20,936	$14,637	$6,299
General and administrative	6,295	3,486	2,809
Total operating expenses	27,231	18,123	9,108
Loss from operations	(27,231)	(18,123)	(9,108)
Other expense	762	(282)	1,044
Net loss	$(26,469)	$(18,405)	$(8,064)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended June 30,
(in thousands)	2022	2021	Dollar change
External research and development services	$8,110	$7,722	$388
Personnel costs	6,408	3,755	2,653
Laboratory and related expenses	2,011	1,528	483
Facility costs and other expenses	4,407	1,632	2,775
Research and development expenses	$20,936	$14,637	$6,299

As of June 30, 2022, we had 85 employees engaged in research and development activities in our facilities in the United States and Switzerland. As of June 30, 2021, we had 60 research and development employees in our facilities in the United States and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and BCL11A, and other discovery efforts. The increase for the three months ended June 30, 2022 as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the three months ended June 30, 2022 and 2021 included non-cash stock-based compensation expense of $1.4 million and $0.4 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended June 30,
(in thousands)	2022	2021	Dollar change
Personnel costs	$3,529	$2,171	$1,358
Professional services	1,030	746	284
Facility costs and other expenses	1,736	569	1,167
General and administrative expenses	$6,295	$3,486	$2,809

As of June 30, 2022 and June 30, 2021 we had 19 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the three months ended June 30, 2022 as compared to 2021 due to an increase in stock compensation driven by the increase in our stock price. The increase in other expenses in the three months ended June 30, 2022 as compared to 2021 to support our growth and operations as a public company. General and administrative expenses for the three months ended June 30, 2022 and 2021 included non-cash stock-based compensation expense of $1.4 million and $0.6 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended June 30,
(in thousands)	2022	2021
Interest income, net	$628	$14
Foreign currency exchange gain (loss), net	134	(296)
Other income (expense)	$762	$(282)

The increase in interest and other income for the three months ended June 30, 2022 is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currencies other than the U.S. dollar increased in the three months ended June 30, 2022 as to compared to the three months ended June 30, 2021 principally due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss franc.

Results of operations for the six months ended June 30, 2022 and 2021

The following sets forth our results of operations:

	Six months ended June 30,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$38,851	$23,910	$14,941
General and administrative	12,682	5,717	6,965
Total operating expenses	51,533	29,627	21,906
Loss from operations	(51,533)	(29,627)	(21,906)
Other expense	1,132	(1,054)	2,186
Net loss	$(50,401)	$(30,681)	$(19,720)

Research and development expenses

Research and development expenses were comprised of:

	Six months ended June 30,
(in thousands)	2022	2021	Dollar change
External research and development services	$16,221	$11,987	$4,234
Personnel costs	12,496	6,543	5,953
Laboratory and related expenses	3,729	2,558	1,171
Facility costs and other expenses	6,405	2,822	3,583
Research and development expenses	$38,851	$23,910	$14,941

As of June 30, 2022, we had 85 employees engaged in research and development activities in our facilities in the United States and Switzerland. As of June 30, 2021, we had 60 employees engaged in research and development activities in our facilities in the United States and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and BCL11A, and other discovery efforts. The increase for the six months ended June 30, 2022 as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the six months ended June 30, 2022 and 2021 included non-cash stock-based compensation expense of $2.6 million and $0.5 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Six months ended June 30,
(in thousands)	2022	2021	Dollar change
Personnel costs	$7,049	$3,664	$3,385
Professional services	2,370	1,188	1,182
Facility costs and other expenses	3,263	865	2,398
General and administrative expenses	$12,682	$5,717	$6,965

As of June 30, 2022 and June 30, 2021 we had 19 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the six months ended June 30, 2022 as compared to 2021 due to an increase in stock compensation driven by the increase in our stock price. The increase in other expense in the six months ended June 30, 2022 as compared to 2021 to support our growth and operations as a public company. General and administrative expenses for the six months ended June 30, 2022 and 2021 included non-cash stock-based compensation expense of $2.5 million and $0.8 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Six months ended June 30,
(in thousands)	2022	2021
Interest income, net	$777	$20
Foreign currency exchange gain (loss), net	230	(114)
Gain on disposal of fixed assets	125
Changes in fair value of preferred stock tranche obligations, net	—	(960)
Other income (expense)	$1,132	$(1,054)

The increase in interest and other income for the six months ended June 30, 2022 is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currencies other than the U.S. dollar increased in the six months ended June 30, 2022 as to compared to the six months ended June 30, 2021 principally due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss franc.

Liquidity and capital resources

Overview

We were incorporated in November 2019 in Delaware and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, most recently, common stock in our IPO. As of June 30, 2022, we had $299.5 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of June 30, 2022, we had an accumulated deficit of $172.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(47,905)	$(27,397)
Investing activities	(194,769)	(4,918)
Financing activities	249	348,241
Net (decrease) increase in cash, cash equivalents and restricted cash	$(242,425)	$315,926

Operating activities

Net cash used in operating activities of $47.9 million during the six months ended June 30, 2022 was attributable to our net loss of $50.4 million and a net decrease in our working capital of $5.5 million, offset by non-cash charges of $8.0 million principally with respect to noncash lease expense, depreciation expense and stock-based compensation.

Net cash used in operating activities of $27.4 million during the six months ended June 30, 2021 was attributable to our net loss of $30.7 million and a net decrease in our working capital of $0.3 million, offset by non-cash charges of $3.0 million principally with respect to changes in fair value of our preferred stock tranche obligation, depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $194.8 million during the six months ended June 30, 2022 was primarily attributable to purchases of marketable securities of $230.7 million and purchases of property and equipment of $4.2 million, offset by proceeds from the maturity of marketable securities of $40 million.

For the six months ended June 30, 2021 our investing activities consisted of purchases of property and equipment of $4.9 million, as we expanded our operations.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 of $0.2 million is attributable to employee stock option exercises.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our and consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the six months ended June 30, 2022, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

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

Material weaknesses were identified in our internal controls of December 31, 2020, which have not been remediated as of June 30, 2022. The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, which led to improperly designed controls, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through June 30, 2022, we made the following enhancements to our control environment including the following:

•
We added qualified finance personnel to the organization to strengthen our internal accounting team including a corporate controller and senior manager of financial reporting as well as additional qualified accounting and finance personnel who provide additional expertise and help maintain appropriate segregation of duties;
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
•
We engaged internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified; and
•
We began designing and implementing controls to mitigate control gaps in our internal control processes

Our remediation activities are continuing in 2022. In addition to the above activities, we expect to engage in additional activities including:

•
Define user roles within our ERP system to ensure proper segregation of duties within our accounting systems;
•
Documenting the remaining controls needed to mitigate the risks identified in our comprehensive risk assessment of our financial reporting processes; and
•
Perform routine testing of the operating effectiveness of the identified controls over financial reporting including general IT controls.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, and our initial pipeline. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $479.1 million of gross proceeds from such transactions. As of June 30, 2022, our cash, cash equivalents, restricted cash and marketable securities were $299.5 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $172.4 million as of June 30, 2022. For the years ended December 31, 2021 and 2020, we reported net losses of $74 million and $35.9 million, respectively. For the six months ended June 30, 2022, we reported a net loss of $50.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
initiate and progress our planned clinical trial for MRT-2359 for the treatment of Myc-driven and other selected solid tumors in the fourth quarter of 2022;
•
continue preclinical activities for our initial GSPT1, NEK7, CDK2, VAV1 and BCL11A programs;
•
prepare and submit IND applications with the FDA for other current and future product candidates;
•
complete preclinical studies for current or future product candidates;
•
progress MGD molecules from our initial programs through lead optimization to development candidates;
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

None.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

We agreed with OPG MP Parcel Owner (DE) LLC (the “Landlord”) to terminate, as of June 1, 2023 (the “Early Termination Date”), our certain Lease (the “645 Summer Lease”), dated September 23, 2020, with the Landlord, related to our office located at 645 Summer Street, Suite 102, Boston, Massachusetts 02210 (the “Premises”); provided, that we may terminate as of any date between February 1, 2023 and June 1, 2023 upon providing at least 90 days prior notice of such date. The Lease was originally scheduled to terminate on March 31, 2026.

We entered into an Agreement for Termination of Lease with the Landlord, dated May 5, 2022, pursuant to which we mutually agreed to the Early Termination Date upon the Landlord and a new tenant executing a new lease for the Premises (the “Early Termination Condition”), which such Early Termination Condition occurred on August 8, 2022.

The foregoing description of the Termination Agreement is qualified in its entirety by reference to the full text of the Termination Agreement, which was filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed on May 11, 2022 and is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description

10.1

Agreement for Termination of Lease, by and between the Registrant and OPG MP Parcel Owner (DE) LLC, dated May 5, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40522) filed on May 11, 2022)

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

Monte Rosa Therapeutics, Inc.

Date: August 11, 2022	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer