Form 10-Q
period 2022-09-30
Monte Rosa Therapeutics, Inc.
filed 2022-11-10
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the registrant had 48,399,056 shares of common stock, $0.0001 per share, outstanding.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	September 30,	December 31,
(unaudited)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$112,394	$346,071
Marketable securities	159,755	—
Proceeds receivable from common stock sale	13,507	—
Other receivables	4,050	—
Prepaid expenses and other current assets	4,569	2,595
Current restricted cash	960	—
Total current assets	295,235	348,666
Property and equipment, net	19,384	12,325
Operating lease right-of-use assets	38,534	—
Restricted cash, net of current	4,302	5,338
Other long-term assets	148	—
Total assets	$357,603	$366,329
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,753	$6,558
Accrued expenses and other current liabilities	8,972	10,080
Current portion of operating lease liability	3,065	—
Total current liabilities	21,790	16,638
Defined benefit plan liability	2,128	2,176
Operating lease liability	42,593	—
Total liabilities	66,511	18,814
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 500,000,000 shares authorized, 48,528,247 shares issued and 48,372,781 shares outstanding as of September 30, 2022; and 500,000,000 shares authorized, 46,794,295 shares issued and 46,535,966 shares outstanding as of December 31, 2021	5	5
Additional paid-in capital	493,443	471,566
Accumulated other comprehensive loss	(2,602)	(2,021)
Accumulated deficit	(199,754)	(122,035)
Total stockholders’ equity	291,092	347,515
Total liabilities and stockholders’ equity	$357,603	$366,329

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2022	2021	2022	2021
Operating expenses:
Research and development	$21,342	$15,115	$60,193	$39,025
General and administrative	7,020	4,753	19,702	10,470
Total operating expenses	28,362	19,868	79,895	49,495
Loss from operations	(28,362)	(19,868)	(79,895)	(49,495)
Other income (expense):
Interest income, net	997	13	1,774	33
Foreign currency exchange gain (loss), net	63	18	293	(96)
Gain (loss) on disposal of fixed assets	(16)	—	109	—
Changes in fair value of preferred stock tranche obligations, net	—	—	—	(960)
Total other income (expense)	1,044	31	2,176	(1,023)
Net loss	$(27,318)	$(19,837)	$(77,719)	$(50,518)
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(0.43)	$(1.67)	$(2.85)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	46,732,353	45,987,866	46,666,000	17,751,410
Comprehensive loss:
Net loss	$(27,318)	$(19,837)	$(77,719)	$(50,518)
Other comprehensive loss:
Provision for pension benefit obligation	32	(535)	99	(894)
Unrealized loss on available-for-sale securities	(176)	—	(680)	—
Comprehensive loss	$(27,462)	$(20,372)	$(78,300)	$(51,412)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2022	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	34,505	—	—	—	—	—
Exercise of common stock options	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	34	—	34
Stock-based compensation expense	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	(146)	—	(146)
Net Loss	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875
Restricted common stock vesting	34,508	—	—	—	—	—
Exercise of common stock options	19,439	—	96	—	—	96
Provision for pension benefit obligation	—	—	—	33	—	33
Stock-based compensation expense	—	—	2,873	—	—	2,873
Unrealized loss on available-for-sale securities	—	—	—	(358)	—	(358)
Net Loss	—	—	—	—	(26,469)	(26,469)
Balance—June 30, 2022	46,684,658	$5	476,939	$(2,458)	$(172,436)	$302,050
Restricted common stock vesting	33,850	—	—	—	—	—
Exercise of common stock options	16,047	—	79	—	—	79
Provision for pension benefit obligation	—	—	—	32	—	32
Stock-based compensation expense	—	—	3,214	—	—	3,214
Unrealized loss on available-for-sale securities	—	—	—	(176)	—	(176)
Issuance of common stock, net of issuance costs of $714	1,638,226	—	13,211	—	—	13,211
Net Loss	—	—	—	—	(27,318)	(27,318)
Balance—September 30, 2022	48,372,781	$5	493,443	$(2,602)	$(199,754)	$291,092

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) (unaudited) - Continued

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2021	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Restricted common stock vesting	—	—	36,565	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $69	24,000,000	68,571	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837	—	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	—	—	136	—	136
Stock-based compensation expense	—	—	—	—	252	—	—	252
Net Loss	—	—	—	—	—	—	(12,276)	(12,276)
Balance—March 31, 2021	109,686,035	$231,172	1,722,099	$1	656	$(920)	$(60,353)	$(60,616)
Restricted common stock vesting	—	—	36,580	—	—	—	—	—
Exercise of common stock options	—	—	76,950	—	128	—	—	128
Conversion of convertible preferred stock into common stock	(109,686,035)	(231,172)	31,068,102	2	231,170	—	—	231,172
Issuance of common stock in connection with initial public offering, net of issuance costs of $18,500	—	—	11,700,000	1	203,874	—	—	203,875
Provision for pension benefit obligation	—	—	—	—	—	(495)	—	(495)
Stock-based compensation expense	—	—	—	—	1,019	—	—	1,019
Net Loss	—	—	—	—	—	—	(18,405)	(18,405)
Balance—June 30, 2021	—	$—	44,603,731	$4	436,847	$(1,415)	$(78,758)	$356,678
Restricted common stock vesting	—	—	125,187	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of issuance costs of $2.3 million	—	—	1,755,000	1	30,925	—	—	30,926
Exercise of common stock options	—	—		—		—	—	—
Provision for pension benefit obligation	—	—	—	—	—	(535)	—	(535)
Stock-based compensation expense	—	—	—	—	2,073	—	—	2,073
Unrealized loss on available-for-sale securities	—	—	—	—	—		—	—
Net Loss	—	—	—	—	—	—	(19,837)	(19,837)
Balance—September 30, 2021	—	$—	46,483,918	$5	469,845	$(1,950)	$(98,595)	$369,305

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Nine months ended September 30,
(unaudited)	2022	2021
Cash flows from operating activities:
Net loss	$(77,719)	$(50,518)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,338	3,344
Depreciation	2,675	1,323
Noncash lease expense	3,202	—
Net accretion of discounts/premiums on marketable securities	(685)	—
Changes in fair value of preferred stock tranche obligations	—	960
Gain (loss) on disposal of property and equipment	(109)	13
Changes in operating assets and liabilities
Other receivables	(177)	—
Prepaid expenses and other current assets	(2,122)	(1,593)
Accounts payable	(899)	(5,446)
Accrued expenses and other current liabilities	(1,041)	6,726
Defined benefit plan liability	50	—
Right-of-use assets and operating lease liabilities	(18)	—
Net cash used in operating activities	$(68,505)	$(45,191)
Cash flows from investing activities:
Purchases of property and equipment	(5,640)	(6,673)
Proceeds from sale of property and equipment	109	67
Purchases of marketable securities	(290,049)	—
Proceeds from maturities of marketable securities	130,300	—
Net cash used in investing activities	$(165,280)	$(6,606)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	143,000
Payment of convertible preferred stock issuance costs	—	(231)
Proceeds from initial public offering, net of underwriting discount of $17.9 million	—	237,750
Payment of initial public offering issuance costs	—	(2,950)
Payment of common stock issuance costs	(296)	—
Proceeds from exercise of employee stock options	328	128
Net cash provided by financing activities	$32	$377,697
Net (decrease) increase in cash, cash equivalents and restricted cash	$(233,753)	$325,900
Cash, cash equivalents and restricted cash—beginning of period	351,409	42,863
Cash, cash equivalents and restricted cash—end of period	$117,656	$368,763
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$112,394	$367,034
Restricted cash	5,262	1,729
Total cash, cash equivalents and restricted cash	$117,656	$368,763
Supplemental disclosure of noncash items
Conversion of convertible preferred stock into common stock	$—	$231,172
Settlement of preferred stock tranche obligation	$—	$20,640
Common stock issuance costs in accounts payable and accrued expenses	$31	$—
Proceeds receivable from issuance of common stock	$13,507	$—
Reduction of right-of-use assets for lease incentives receivable	$3,872	$—
Purchases of property and equipment in accounts payable and accrued expenses	$4,750	$1,909

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

As of September 30, 2022, the Company had an accumulated deficit of $199.8 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $77.7 million and $50.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $272.1 million as of September 30, 2022 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the third quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

Recently adopted accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842), and its associated amendments using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under the standard, a lessee is required to recognize a lease liability and right-of-use (ROU) asset for all leases, unless the lease qualifies for the short-term lease exception. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2022. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. Upon the adoption of this standard, the Company recorded operating lease right-of-use assets of $7.3 million and corresponding operating lease liabilities of $7.4 million as of January 1, 2022. The difference between the value of the right-of-use assets and lease liabilities is due to the reclassification of existing deferred rent as of January 1, 2022.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total

Current assets
Money market funds	$101,157	$—	$—	$101,157
Pension plan assets	—	3,739	—	3,739
Corporate debt securities	—	83,503	—	83,503
U.S Treasury securities	—	76,252	—	76,252
Total assets measured at fair value	$101,157	$163,494	$—	$264,651

Money market funds are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds are based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured members held within the Swiss Life Collective BVG Foundation collective investment fund and are classified within Level 2 of the fair value hierarchy.

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2022 and 2021.

4. Marketable Securities

Marketable securities as of September 30, 2022 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$83,917	$5	$(419)	$83,503
U.S Treasury securities	76,518	1	(267)	76,252
Total	$160,435	$6	$(686)	$159,755

As of September 30, 2022, the Company held 27 marketable securities, 21 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position is $118.1 million. There were no individual securities that were in a significant unrealized loss position as of September 30, 2022. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of September 30, 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$16,914	$12,315
Computer hardware and software	491	299
Furniture and fixtures	299	443
Leasehold improvements	1,368	1,119
Construction in process	5,492	852
Total property and equipment, at cost	$24,564	$15,028
Less: accumulated depreciation	(5,180)	(2,703)
Property and equipment, net	$19,384	$12,325

Depreciation expense for the three months ended September 30, 2022 and 2021 was $1.1 million and $0.6 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $2.7 million and $1.3 million, respectively.

6. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of September 30, 2022.

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

Summer Street Lease

In September 2020, the Company entered into an operating lease agreement to lease 16,748 square feet of office and laboratory space at 645 Summer Street, Boston, Massachusetts. The original term of the 645 Summer Lease expires in March 2026. On May 5, 2022, the Company entered into an Agreement for Termination of Lease (the “Lease Termination Agreement”) with OPG MP Parcel Owner (DE) LLC (the “Landlord”) which, subject to the Landlord executing a lease with a new tenant, provides the Company with the option to terminate the existing lease agreement (the “645 Summer Lease”) for office space located at 645 Summer Street, Boston, MA. On August 8, 2022, the termination condition was met. As a result, the operating lease ROU asset and operating lease liability were reduced by $3.7 million to $1.3 million and $1.4 million, respectively, and the $1.0 million security deposit associated with the lease was reclassified from long-term restricted cash to current restricted cash on the condensed consolidated balance sheet. The 645 Summer lease will terminate on June 1, 2023, provided, however, the Company may terminate the lease as of any date between February 1, 2023 and June 1, 2023 upon providing 90 days prior notice of such date.

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space that occupies approximately 21,422 square feet located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. The current term of the lease expires in March 2026.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent will begin upon the earlier of (a) December 1, 2022 or (b) the date which is two (2) months following the date which Company substantially completes its tenant improvements. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord will reimburse the Company For $13 million of tenant improvements. The Company will reduce the ROU asset and record an asset for construction in progress as costs and incurred and reimbursed. These costs will be reclassified from construction in progress to leasehold improvements upon completion of the project. As of September 30, 2022 the Company had $3.9 million receivable in reimbursable tenant improvements which is recorded as an other receivable on the condensed consolidated balance sheet.

The components of lease expense for the nine months ended September 30, 2022 are as follows (in thousands):

Nine months ended
September 30, 2022
Operating lease expense	$4,857
Variable lease expense	1,128
Total lease expense	$5,985

The variable lease expenses generally include common area maintenance and property taxes. All lease related expenses have been recorded as research and development expense in the condensed consolidated statements of operations and comprehensive loss. There were no short-term lease costs in the nine months ended September 30, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

September 30, 2022
Weighted average remaining lease term (years)	9.9
Weighted average discount rate	9.8%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2022 are as follows (in thousands):

Nine months ended
September 30, 2022
Right-of-use assets obtained in exchange for operating lease obligations	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$1,181

The amortization of the ROU assets for the nine months ended September 30, 2022 was $2.4 million.

Future minimum lease payments under non-cancelable leases as of September 30, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2022	$1,023
2023	7,373
2024	6,788
2025	6,983
2026	6,867
Thereafter	44,360
Total undiscounted minimum lease payments	73,394
Less: Imputed interest	(27,736)
Total operating lease liability	$45,658

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

On September 30, 2022, the Company sold 1,638,226 shares of common stock in an at-the-market (ATM) offering for aggregate gross proceeds of $13.9 million, or aggregate net proceeds of $13.2 million after deducting underwriting discounts and commissions and other offering costs. The proceeds from the ATM offering were receivable as of September 30, 2022. On October 5, 2022, the transaction was settled and the cash proceeds net of underwriting costs were received.

The Company had 500,000,000 shares of common stock authorized, of which 48,528,247 shares were issued and 48,372,781 shares were outstanding as of September 30, 2022.

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

As of September 30, 2022, and December 31, 2021, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	September 30, 2022	December 31, 2021
Options to purchase common stock	7,207,043	5,563,513
Unvested restricted common stock awards	155,466	258,329
Unvested restricted common stock units	91,000	—
	7,453,509	5,821,842

8. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan is 4,903,145.

As of December 31, 2021, 3,658,193 shares of common stock were available for issuance under 2021 Plan. As of September 30, 2022, 4,055,464 shares were available for issuance under the 2021 Plan. Under the evergreen provision of the 2021 plan, each January 1 commencing in 2022 and thereafter automatically increases shares available for issuance by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP, which will be automatically increased on January 1, 2022 and will continue to increase each January 1 thereafter through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, 2020 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP.

As of December 31, 2021 439,849 shares of common stock remained available for issuance under the 2021 ESPP. Effective January 1, 2022 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of September 30, 2022, 879,698 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2021	5,563,513	$7.92	9.2	$70,045
Granted	1,954,775	12.76	—	—
Exercised	(95,726)	3.42	—	—
Forfeited	(215,519)	12.41	—	—
Outstanding—September 30, 2022	7,207,043	$9.16	8.7	$14,897
Exercisable—September 30, 2022	2,033,754	$7.04	8.4	$6,378

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock award activity

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2021	258,329	$0.90
Vested	(102,863)	$0.77
Unvested as of September 30, 2022	155,466	$0.98

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2022 was $1.2 million. The aggregate fair value of restricted stock that vested during the nine months ended September 30, 2021 was $0.2 million. The weighted average grant date fair value of restricted stock that vested during the nine months ended September 30, 2022 was $0.77.

Restricted stock unit activity

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested as of December 31, 2021	—	$—
Granted	91,000	$10.11
Unvested as of September 30, 2022	91,000	$10.11

The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2022 was $10.11.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Research and development	$4,289	$1,559
General and administrative	4,049	1,785
Total stock-based compensation expense	$8,338	$3,344

As of September 30, 2022 total unrecognized stock–based compensation cost related to unvested stock options, restricted stock awards, and restricted stock units was $32.6 million, $0.2 million, and $0.8 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.7 years, 1.2 years, and 1.8 years, respectively.

9. Income taxes

The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2022 and 2021. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

10. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(27,318)	$(19,837)	$(77,719)	$(50,518)
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(0.43)	$(1.67)	$(2.85)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	46,732,353	45,987,866	46,666,000	17,751,410

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	September 30,	September 30,
	2022	2021
Stock options to purchase common stock	7,207,043	5,566,421
Restricted common stock	155,466	296,929
Restricted stock units	91,000	—

11. Related parties

Versant Venture Management, LLC or Versant Venture has been a related party since inception of the Company as an investor and member of the board of directors. The Company had a service agreement with a Versant Venture discovery engine, Ridgeline Discovery, or Ridgeline. Ridgeline provided management and administrative support to facilitate start-up of the Company and provided research and development services. Expenses attributable to Ridgeline were recognized primarily in research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company paid $0.5 million and $7.8 million to Ridgeline during the three and nine month periods ended September 30, 2021, respectively. The consulting agreement with Ridgeline expired December 31, 2021. Transactions with Versant Venture and Ridgeline for the three and nine month periods ended September 30, 2022, were immaterial.

12. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits in a defined benefit plan. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract. The technical administration and management of the savings account are guaranteed by Swiss Life on behalf of the collective foundation. Insurance benefits due are paid directly to the entitled persons by Swiss Life in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The risks of disability, death and longevity are reinsured in their entirety with Swiss Life Ltd. The Company recorded $0.2 million and $0.1 million defined benefit related expense during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $0.6 million and $0.3 million defined benefit related expense during the nine months ended September 30, 2022 and 2021, respectively.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.1 million and $0.1 million matching 401(k) contribution related expense during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $0.4 million and $0.2 million matching 401(k) contribution related expense during the nine months ended September 30, 2022 and 2021, respectively.

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

Liquidity

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $493 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $74 million and $35.9 million for the years ended December 31, 2021 and 2020, respectively, and our net loss was $77.7 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $199.8 million and $277.4 million in cash, cash equivalents, restricted cash and marketable securities.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and multiple sickle cell disease (SCD) targets. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Results of operations for the three months ended September 30, 2022 and 2021

The following sets forth our results of operations:

	Three months ended September 30,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$21,342	$15,115	$6,227
General and administrative	7,020	4,753	2,267
Total operating expenses	28,362	19,868	8,494
Loss from operations	(28,362)	(19,868)	(8,494)
Other expense	1,044	31	1,013
Net loss	$(27,318)	$(19,837)	$(7,481)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended September 30,
(in thousands)	2022	2021	Dollar change
External research and development services	$8,557	$6,449	$2,108
Personnel costs	6,868	5,392	1,476
Laboratory and related expenses	1,778	1,586	192
Facility costs and other expenses	4,139	1,688	2,451
Research and development expenses	$21,342	$15,115	$6,227

As of September 30, 2022, we had 97 employees engaged in research and development activities in our facilities in the United States and Switzerland. As of September 30, 2021, we had 73 research and development employees in our facilities in the United States and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, multiple SCD targets, and other discovery efforts. The increase for the three months ended September 30, 2022 as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the three months ended September 30, 2022 and 2021 included non-cash stock-based compensation expense of $1.7 million and $1.1 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended September 30,
(in thousands)	2022	2021	Dollar change
Personnel costs	$3,770	$2,750	$1,020
Professional services	1,246	772	474
Facility costs and other expenses	2,004	1,231	773
General and administrative expenses	$7,020	$4,753	$2,267

As of September 30, 2022 and September 30, 2021 we had 21 and 19 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the three months ended September 30, 2022 as compared to 2021 due to an increase in stock compensation driven by the increase in our stock price. The increase in other expenses in the three months ended September 30, 2022 as compared to 2021 to support our growth and operations as a public company. General and administrative expenses for the three months ended September 30, 2022 and 2021 included non-cash stock-based compensation expense of $1.5 million and $1.0 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended September 30,
(in thousands)	2022	2021
Interest income, net	$997	$13
Foreign currency exchange gain (loss), net	63	18
Loss on disposal of fixed assets	(16)	—
Other income	$1,044	$31

The increase in interest and other income for the three months ended September 30, 2022 is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currencies other than the U.S. dollar increased in the three months ended September 30, 2022 as to compared to the three months ended September 30, 2021 principally due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss franc.

Results of operations for the nine months ended September 30, 2022 and 2021

The following sets forth our results of operations:

	Nine months ended September 30,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$60,193	$39,025	$21,168
General and administrative	19,702	10,470	9,232
Total operating expenses	79,895	49,495	30,400
Loss from operations	(79,895)	(49,495)	(30,400)
Other expense	2,176	(1,023)	3,199
Net loss	$(77,719)	$(50,518)	$(27,201)

Research and development expenses

Research and development expenses were comprised of:

	Nine months ended September 30,
(in thousands)	2022	2021	Dollar change
External research and development services	$24,778	$18,436	$6,342
Personnel costs	19,364	11,935	7,429
Laboratory and related expenses	5,507	4,144	1,363
Facility costs and other expenses	10,544	4,510	6,034
Research and development expenses	$60,193	$39,025	$21,168

As of September 30, 2022, we had 97 employees engaged in research and development activities in our facilities in the United States and Switzerland. As of September 30, 2021, we had 73 employees engaged in research and development activities in our facilities in the United States and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, multiple SCD targets, and other discovery efforts. The increase for the nine months ended September 30, 2022 as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the nine months ended September 30, 2022 and 2021 included non-cash stock-based compensation expense of $4.3 million and $1.6 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Nine months ended September 30,
(in thousands)	2022	2021	Dollar change
Personnel costs	$10,819	$6,414	$4,405
Professional services	3,616	1,960	1,656
Facility costs and other expenses	5,267	2,096	3,171
General and administrative expenses	$19,702	$10,470	$9,232

As of September 30, 2022 and September 30, 2021 we had 21 and 19 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the nine months ended September 30, 2022 as compared to 2021 due to an increase in stock compensation driven by the increase in our stock price. The increase in other expense in the nine months ended September 30, 2022 as compared to 2021 to support our growth and operations as a public company. General and administrative expenses for the nine months ended September 30, 2022 and 2021 included non-cash stock-based compensation expense of $4.0 million and $1.8 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Nine months ended September 30,
(in thousands)	2022	2021
Interest income, net	$1,774	$33
Foreign currency exchange gain (loss), net	293	(96)
Gain on disposal of fixed assets	109	—
Changes in fair value of preferred stock tranche obligations, net	—	(960)
Other income (expense)	$2,176	$(1,023)

The increase in interest and other income for the nine months ended September 30, 2022 is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currencies other than the U.S. dollar increased in the nine months ended September 30, 2022 as to compared to the nine months ended September 30, 2021 principally due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss franc.

Liquidity and capital resources

Overview

We were incorporated in November 2019 in Delaware and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, most recently, common stock in our IPO. As of September 30, 2022, we had $277.4 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of September 30, 2022, we had an accumulated deficit of $199.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(68,505)	$(45,191)
Investing activities	(165,280)	(6,606)
Financing activities	32	377,697
Net (decrease) increase in cash, cash equivalents and restricted cash	$(233,753)	$325,900

Operating activities

Net cash used in operating activities of $68.5 million during the nine months ended September 30, 2022, was attributable to our net loss of $77.7 million and a net decrease in our working capital of $4.2 million, offset by non-cash charges of $13.4 million principally with respect to noncash lease expense, depreciation expense and stock-based compensation.

Net cash used in operating activities of $45.2 million during the nine months ended September 30, 2021, was attributable to our net loss of $50.5 million and a net decrease in our working capital of $0.3 million, offset by non-cash charges of $5.6 million principally with respect to changes in fair value of our preferred stock tranche obligation, depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $165.3 million during the nine months ended September 30, 2022, was primarily attributable to purchases of marketable securities of $290 million and purchases of property and equipment of $5.6 million, offset by proceeds from the maturity of marketable securities of $130.3 million.

For the six months ended September 30, 2021, our investing activities consisted of purchases of property and equipment of $6.6 million, as we expanded our operations.

Financing activities

On September 30, 2022, the Company sold 1,638,226 shares of common stock in an at-the-market (ATM) offering for aggregate gross proceeds of $13.9 million, or aggregate net proceeds of $13.2 million after deducting underwriting discounts and commissions and other offering costs. The proceeds from the ATM offering were receivable as of September 30, 2022. On October 5, 2022, the transaction was settled and the cash proceeds net of underwriting costs were received.

Net cash provided by financing activities for the nine months ended September 30, 2021, amounted to $377.7 million comprised principally of aggregate net proceeds upon the issuance of our Series B and Series C convertible preferred stock in February and March 2021 and the issuance of common stock in our IPO in June 2021.

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

Contractual obligations and commitments

During the nine months ended September 30, 2022, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022.

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

Material weaknesses were identified in our internal controls of December 31, 2020, which have not been remediated as of September 30, 2022. The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, which led to improperly designed controls, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes and relevant accounting policies and procedures. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weakness by implementing changes to our internal control over financial reporting. During the last quarter of 2020 and through September 30, 2022, we made the following enhancements to our control environment including the following:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts of the previously identified material weakness as described above, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, and our initial pipeline. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering. From our inception through the date hereof, we raised an aggregate of $493 million of gross proceeds from such transactions. As of September 30, 2022, our cash, cash equivalents, restricted cash and marketable securities were $277.4 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $199.8 million as of September 30, 2022. For the years ended December 31, 2021 and 2020, we reported net losses of $74 million and $35.9 million, respectively. For the nine months ended September 30, 2022, we reported a net loss of $77.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-256773), which was declared effective by the SEC on June 23, 2021. J.P. Morgan Securities LLC, Cowen and Company, LLC, Piper Sandler & Co. and Guggenheim Securities, LLC acted as underwriters for the IPO.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Monte Rosa Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer