Form 10-K
period 2022-12-31
Monte Rosa Therapeutics, Inc.
filed 2023-03-16
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NASDAQ on June 30, 2022, was $302.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 49,359,033.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359;
•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and any future clinical trials, including statements regarding the nature of or the timing for when any results of any clinical trials will become available;
•
our ability to continue to develop our proprietary platform, called QuEENTM, and to expand our proteomics and translational medicine capabilities;
•
the potential advantages of our platform technology and product candidates;
•
the extent to which our scientific approach and platform technology may target proteins that have been considered undruggable or inadequately drugged;
•
our plans to submit IND applications to the FDA for future product candidates;
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

TRADEMARKS

Solely for convenience, our trademarks and trade names in this report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

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
•
We are very early in our development efforts. All but one of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates based on our QuEENTM platform is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates.
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
•
Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit our stockholders' ability to influence corporate matters and could delay or prevent a change in corporate control.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company developing a portfolio of novel and proprietary molecular glue degraders, or “MGDs”. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs function by inducing the engagement of an E3 ligase, such as cereblon, with defined structural features on surfaces of target proteins. These target proteins are also referred to as neosubstrates. The E3 ligase then tags the target protein for degradation by adding a molecular mark known as ubiquitin. We have developed a proprietary and industry leading platform, called QuEEN™ (an abbreviation for “Quantitative and Engineered Elimination of Neosubstrates”) to enable our unique target-centric MGD discovery and development approach and our rational design of MGD product candidates. We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches. To date, our QuEENTM platform has identified numerous proteins for potential targeting by our MGDs. We identify therapeutically-relevant target proteins amenable to our approach using our artificial intelligence or “AI” / machine learning or “ML” engines, as well as multiple experimental approaches. We are continuously increasing our understanding of how MGDs function and we are using this understanding to develop design principles for the engineering of new MGDs. This growing expertise manifests in our expanding MGD library as well as our discovery and development pipeline. Using our insights, knowhow, and technology platform we have generated a library of MGDs that forms the basis for our MGD programs. At present, our library comprises a diverse set of rationally designed small molecules representing more than 400 unique low molecular weight scaffolds and about 35,000 different MGD molecules, and our goal is to expand to about 40,000 compounds by the end of 2023. We also use our insights and learnings to continuously update and improve QuEENTM, consistently increasing the power of the platform.

We prioritize our product development on therapeutic target proteins backed by strong biological and genetic rationale, with the goal of discovering and developing novel medicines. We are focused on developing solutions to clinically important indications, including oncology, inflammation, immunology, and others.

Our most advanced product candidate, MRT-2359, is an orally bioavailable MGD targeting the translation termination factor protein GSPT1. MRT-2359 is currently in clinical development for potential use in MYC-driven tumors, including metastatic non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC and high-grade neuroendocrine tumors. Our pre-clinical studies have shown that through a functional association between GSPT1 and the MYC family of transcription factors, GSPT1 serves as a key regulator of MYC-induced protein translation, and that the degradation of GSPT1 using our MGDs creates a potential vulnerability in multiple MYC-driven tumors. The U.S. Food and Drug Administration or the “FDA” cleared the company’s investigational new drug application or “IND” for MRT-2359 in September 2022, and we initiated a phase 1/2 clinical trial for the treatment of MYC-driven and high-grade neuroendocrine tumors in October 2022. In January 2023, MRT-2359 received Fast Track designation from the FDA for the treatment of patients with previously treated, NSCLC with L-MYC or N-MYC expression. Beyond GSPT1, we are advancing our pipeline of assets towards the clinic. Specifically, our VAV1, NEK7 and CDK2 programs are now in lead optimization and continue to advance towards development candidate selection. Our pipeline further includes multiple additional undisclosed discovery phase programs.

Our proprietary QuEENTM platform uniquely enables us to rationally design and develop our diverse library of MGDs and to deploy them against target proteins identified through our AI/ML approach. Many of these target proteins are considered inadequately drugged or completely undruggable by other therapeutic modalities. Our resulting MGDs are designed to reprogram the E3 ligase to bind to and induce the degradation of a therapeutically-relevant target protein. Central to our QuEENTM platform is a detailed understanding of the molecular interactions promoted by our MGDs between E3 ligases and structural features on the surface of therapeutically-relevant proteins, which we refer to as degrons.

Key components of our QuEENTM platform are:

•
AI/ML engines: Our proprietary AI/ML engines enable us to a) determine structural features on protein surfaces that serve as MGD-dependent points of interaction between an E3 ligase and a therapeutically-relevant protein; b) create ternary complex models of an E3 ligase, an MGD, and a target protein or neosubstrate in order to rapidly guide the design and optimization of novel MGDs, as well as perform in silico screening of such; and c) connect MGDs and their biological activity to disease-relevant biomarkers.
•
Proprietary MGD library: A wholly-owned, proprietary, diverse, and continuously growing chemical library of currently around 35,000 MGDs that we have rationally designed based on our growing expertise in molecular glue anatomy and design. Library compounds currently represent more than 400 unique low molecular weight scaffolds with favorable binding affinities for an E3 ubiquitin ligase.
•
High throughput proximity screening and chemo-proteomics capabilities: Our specialized and tailored suite of biochemical, structural biology, cellular, proteomics and in silico tools that enable and accelerate the discovery and optimization of MGD product candidates that efficiently recruit target proteins to E3 ligases.

By capturing our insights and experience with the identification of target proteins amenable to our approach as well as the discovery and development of MGDs through QuEENTM, we are constantly increasing the power of the platform.

Our lead candidate, MRT-2359, is an orally bioavailable MGD of the translation termination factor protein GSPT1. MRT-2359 was identified using QuEENTM and is currently in development as a potential treatment for cancers dependent on or characterized by the expression of high levels of MYC family genes (c-MYC, N-MYC and L-MYC). The MYC transcription factors are some of the most frequently mutated, translocated and highly expressed oncogenes in human cancers. For example, we estimate 15% of NSCLC, and over 70% of SCLC, express high levels of L- or N-MYC. MYC-driven cancer cells are highly addicted to protein translation, and we have shown in extensive pre-clinical studies that due to the key role of GSPT1 in protein synthesis, selective GSPT1 degradation by MRT-2359 in cells expressing high levels of L- or N-MYC leads to cell death. Further, we have demonstrated in these MYC-driven preclinical models that MRT-2359 potently and selectively induces GSPT1 degradation, leading to tumor regression after oral administration. Based on these preclinical results, we initiated clinical trials with MRT-2359 in October 2022. The Phase 1/2, open-label, multicenter study will primarily assess the safety, tolerability, pharmacokinetic or “PK”, pharmacodynamic or “PD” and preliminary clinical activity of MRT-2359 in patients with previously treated selected solid tumors, including NSCLC, SCLC, high-grade neuroendocrine cancer of any primary site, diffuse large B-cell lymphoma or “DLBCL” and solid tumors with L-MYC or N-MYC amplification. We expect to disclose initial clinical data including PK, PD, safety and available initial efficacy from the Phase 1 arm of the ongoing Phase 1/2 clinical trial evaluating MRT-2359 in the second half of 2023.

In addition to our GSPT1 program, our QuEENTM platform has produced multiple additional pipeline and discovery stage programs targeting therapeutically-relevant proteins otherwise considered undruggable or inadequately drugged. We have been able to identify selective MGDs for CDK2, an oncology target and key driver of cancers such as breast, ovarian, and uterine cancer. We have also identified target proteins outside of oncology, including target proteins with indications in inflammation and autoimmune diseases, as exemplified by our NEK7 and VAV1 programs. NEK7 is a key component of the NLRP3 inflammasome, a central regulator of cellular inflammatory responses to pathogens, damage and stress. Aberrant NLRP3 inflammasome activation is implicated in the pathogenesis of multiple autoimmune diseases, including Crohn’s disease, diabetes, gout, liver diseases, and neurodegenerative diseases. VAV1 is a central signaling protein in B and T cells, and its degradation may serve to de-activate immune cells involved in autoimmune diseases such as multiple sclerosis, myasthenia gravis, and rheumatoid arthritis. Our CDK2, NEK7 and VAV1 programs are currently in lead optimization. We also continue to progress our discovery stage programs, including a program targeting therapeutically-relevant proteins in hemoglobinopathies such as Sickle Cell Disease or “SCD”, and multiple other undisclosed target proteins. Our focus is on target proteins that have been considered undruggable or insufficiently drugged, that are highly credentialed preclinically or clinically, and that can potentially move into the clinic in indications with high unmet need and substantial commercial potential.

We are led by an experienced team of drug discovery and development experts with deep experience in targeted protein degradation, molecular glues, chemistry, structural biology, data science, disease biology, translational medicine, and clinical development.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in the State of Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. Our principal executive office is located at 645 Summer Street, Boston, MA 02210 and our telephone number is (617) 949-2643. Information about us is available on our corporate websites at www.monterosatx.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report. We trade on the Nasdaq Global Select Market under the ticker symbol “GLUE”.

Our product pipeline

We have leveraged our QuEEN™ platform to generate our pipeline of product candidates with the potential to treat a diverse range of diseases through targeted protein degradation. Our current programs are focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in well-characterized biological pathways across clinical indications in oncology, inflammation, immunology and other diseases with high unmet needs. We currently retain exclusive worldwide rights to the programs shown in the Figure 1 below.

Figure 1: Monte Rosa Proprietary Pipeline

Our strategy

Our mission is to discover and develop a portfolio of novel small molecule MGDs that selectively eliminate therapeutically-relevant proteins to benefit patients in a broad range of indications with significant unmet medical need. We believe the product candidates identified through our proprietary QuEENTM platform can provide distinct advantages over other modalities to address target proteins that have been considered undruggable or inadequately drugged.

Conventional small molecule inhibitor drugs generally work by interfering with the activity of a target protein through an interaction between the drug and a defined binding pocket on the target protein, typically an enzymatically active site of a protein. This limits the application of such drugs to proteins with a succinct binding pocket. Within this field, as binding pockets tend to be highly conserved within protein classes and families, achieving selectivity can be challenging. Even where a protein’s active site can be targeted, potentially with specificity, protein inhibition does not always provide the desired functional outcome.

MGDs on the other hand, provide for therapeutic opportunities not constrained by some of the key limitations of conventional small molecule inhibitor drugs. MGDs provide an opportunity to target a vast universe of target proteins not limited to those with a defined binding pocket, in a highly selective way, due to the diversity of surfaces that can be targeted, resulting in reversible elimination of a target protein. More specifically, because MGDs work by inducing protein-protein interactions between target proteins and an E3 ligase, they do not require a defined binding pocket on the target protein of interest. Thus, MGDs offer a unique opportunity to unlock significant target space and enable us to address target proteins that have been considered undruggable or inadequately drugged. The interaction surfaces we utilize are often not conserved within protein classes and families, allowing us to potentially achieve significant selectivity for our MGD product candidates that we believe is superior to classical small molecule inhibitor drugs. Lastly, we focus on target proteins where experimental evidence suggests that removal of the target is superior to transiently inhibiting it, in particular proteins that have a scaffolding function.

Through our ability to produce potentially highly selective MGDs with fine-tuned speed and depth of degradation, we believe we can generate MGD product candidates with a wide therapeutic window that may be beneficial in a broad range of indications, including oncology, immunology, inflammation, metabolic diseases and diseases of the central nervous system or CNS.

Our precision oncology programs are focused on the elimination of proteins that are highly validated driver oncogenes in cancer cells (“oncogene addiction”), that define a cancer lineage dependence (“lineage addiction”), or that create a vulnerability specific to tumor cells (“synthetic lethality”). By tuning the speed and depth of degradation and leveraging our proprietary pharmacogenomic tools, we optimize our oncology MGDs to selectively target biomarker-positive cells. Our platform enables us to potentially tune the activity (depth and speed of degradation) of our MGDs to the most relevant tumor lineages to achieve maximal phenotypic effects.

In immunology, we are uniquely able to target highly credentialed immune signaling proteins in pathologically relevant immune pathways. These proteins may have a scaffolding role (e.g. NEK7), or an active site that is hard to target (e.g. VAV1), or may be considered to be undruggable by conventional small molecules. We prioritize target proteins that are validated through preclinical or clinical (including human genetic) evidence. We have shown that we are able to optimize our MGD product candidates to induce deep and selective degradation of immune-pathway relevant proteins.

Key elements of our strategy include:

•
Continue to advance our GSPT1-directed MGD program through clinical development and towards seeking regulatory approval. We have generated data in preclinical models that demonstrate the potential of our GSPT1-directed MGDs to confer antitumor activity across multiple tumor types that are characterized by the expression of high levels of the MYC family of transcription factors. We received FDA clearance of our IND for MRT-2359 in September 2022 and initiated patient dosing in our ongoing Phase 1/2 clinical trial in October 2022. Further, in January 2023, the FDA granted Fast Track designation to MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression;
•
Continue to advance and develop our pipeline of rationally designed MGDs to transform the treatment of diseases in multiple therapeutic areas. Through our QuEENTM platform, we have identified a variety of degron-containing proteins that are amenable to our approach and are either undruggable of insufficiently drugged. Our programs for CDK2, VAV1 and NEK7 are all in the lead optimization stage, and we anticipate nominating multiple development candidates for these programs in 2023. MRT-2359 and our CDK2, NEK7 and VAV1 programs are all examples of our successful application of our QuEENTM platform to the discovery of MGDs with the potential to be rapidly advanced through drug development. As we advance those programs in the clinic and to candidate selection, we continue to advance our other programs into lead optimization, and to identify new degron-containing target proteins as well as MGDs. We will continue to prioritize therapeutically-relevant target proteins backed by strong biological and genetic rationale with the goal of producing novel precision medicines. These opportunities include indications such as oncology, immunology, inflammation, as well as others;
•
Continue to enhance and expand the capabilities of our QuEENTM platform to unlock the full therapeutic potential of our MGDs in our targeted therapeutic areas. We employ a core set of drug discovery and development principles to guide our target protein selection across various protein classes and therapeutic areas. We are specifically focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in preclinically and clinically well-characterized biological pathways. Our QuEENTM platform enables us to vastly expand the degradable proteome beyond conventionally druggable target proteins. Our approach includes the computational identification of structural features on the surface of a protein that render a target protein amenable to complex formation with an E3 ligase bound by one of our MGDs. We combine our QuEENTM platform, including our AI/ML degron discovery engine, with our proprietary library of rationally designed MGDs to selectively connect degron-containing target proteins to E3 ligase proteins, including cereblon. QuEENTM has the potential to help us better understand the optimal pairing of degron-containing proteins with ligases to further expand our target space. We continue to invest in building our QuEENTM platform, including expanding our proprietary MGD library as well as our proteomics, in silico screening, pharmacogenomics and translational medicine capabilities;
•
Expand and protect our proprietary know-how and intellectual property. We continue to expand intellectual property around our innovations in the field of targeted protein degradation and in particular MGDs. Our intellectual property, which includes proprietary know-how, patent applications and expected patents, as well as trade secrets, applies not only to our product candidates, but also to all of our various innovations, including, for example, our drug discovery processes including our QuEENTM platform; our AI-based E3 ligase characterization algorithms, AI-based degron discovery algorithms, AI-based novel MGD design algorithms, and in silico screening algorithms; our drug development tools; our growing library of MGDs; the innovative methods and approaches we have developed to rationally design MGDs to expand our library, and to certain biomarkers and therapeutic applications for our potential product candidates; and
•
Consider strategic collaborations in select therapeutic areas to fully realize the potential of our QuEENTM platform. Our goal is to become a fully integrated biopharmaceutical company that delivers pioneering therapies for patients. We currently retain all rights to our programs and platform. To support our goal, we will selectively explore strategic partnerships where we can leverage complementary capabilities in discovery, development, and commercialization in disease areas within and outside our core areas of therapeutic focus to bring transformative therapies to patients with high unmet medical needs.

Background on targeted protein degradation and molecular glues

Proteins are large, complex molecules that are involved in essentially all biochemical reactions that take place in the body. Many human diseases are associated with abnormal intracellular protein behavior driven by modified functional activation or inactivation of the protein itself. Given their critical role, proteins are attractive therapeutic targets, including those that act inside the cell and on its surface. While significant progress has been made in the development of therapeutics that address malfunctioning proteins, about 75% of human proteins are still considered undruggable by traditional small molecules.

Challenges with druggable vs. undruggable proteins

The most common methods of targeting proteins, including intracellular proteins, involve traditional small molecule inhibitors that bind to a pocket in the protein and, there, act to inhibit or modify the function of the protein. Having such a pocket is what has traditionally led to a protein being considered druggable, yet most proteins lack suitably sized and shaped binding pockets. In particular, proteins such as transcription factors, those that act as scaffolding for other proteins, and modulators of enzyme activity, all of which can play a critical role in disease, often don’t have binding pockets suited for efficient ligand binding. The absence of a binding pocket presents a challenge to the development of traditional small molecule inhibitors. Other therapeutic modalities that can target such proteins, such as therapeutic antibodies, oligo-based nucleotides, and other genetic therapies, are limited in their ability to address aberrant protein behavior. Some of the therapeutic modalities have meaningfully advanced the treatment of disease and improved the quality of life for millions of patients. However, these modalities face specific challenges related to their mode of delivery, scalability, and their therapeutic application. A summary of these characteristics can be found in Figure 2.

Figure 2: The Next Generation of Precision Medicine-Based Small Molecule Drugs; Selectively Editing the Human Proteome with Rationally Designed MGDs

Molecular glues: a new approach to protein degradation

A new and promising approach to modulating protein function using small molecules in cells was recently elucidated: protein degradation. Illustrated in Figure 3, protein degradation is one of the body’s natural processes by which proteins are eliminated from human cells through the attachment of a molecular tag, called ubiquitin, to a protein by any of the approximately 600 human E3 ligases, marking the protein for degradation by the proteasome in the cell. Protein degradation can be induced by small molecule-based degraders, including both PROteolysis TArgeting Chimeras, or “PROTACs”, and MGDs. It was found that lenalidomide, now an approved best-selling drug in multiple indications with 2021 global sales of $12.8 billion, functioned as a small molecule-based degrader, or as an MGD, more specifically. In one of these indications, multiple myeloma, lenalidomide acts by causing two disease-driving transcription factors, IKZF1 and IKZF3, that lack druggable pockets, to bind to cereblon, an E3 ligase protein, resulting in their degradation. In this context, lenalidomide leads to the formation of a complex of IKZF1 and IKZF3 with cereblon by inducing surface complementarity between the components of the complex rather than by binding of the MGD into a succinct binding pocket on the protein target.

We believe the targeted protein degradation approach offers many features that make it an attractive therapeutic modality:

•
Removal of a target protein: partial or complete removal of a target protein can lead to more complete inhibition of signaling and metabolic pathways, thus resulting in more profound pharmacodynamic effects than traditional reversible or irreversible inhibition.
•
Targeting Intracellular proteins: small molecule-based protein degraders, in particular MGDs, readily cross cell membranes or can be optimized to do so.
•
Ease of delivery: small molecule-based protein degraders, in particular MGDs, can be delivered through various routes of administration, including oral.
•
Systemic and tissue distribution: since most small molecule-based degraders, in particular MGDs, are low molecular weight compared to other therapeutic modalities, tissue distribution, such as into the CNS or tumor tissues, poses less of an issue.
•
Catalytic mode of action: after inducing degradation of a target protein molecule, the small molecule-based protein degrader-E3 ligase complex is able to induce the degradation of another target protein molecule. Thus, the small molecule-based protein degrader acts catalytically, unlike protein inhibition, causing the removal of many target protein molecules, thereby editing the cellular proteome.
•
Event driven pharmacology: unlike with inhibitors where prolonged engagement of the drug with the protein is required for efficacy, small molecule-based protein degraders only require engagement with the E3 ligase and the target protein long enough to induce tagging for degradation

As mentioned above, there are multiple advantages of the protein degradation approach, but one of the most beneficial is the potential to achieve greater therapeutic efficacy resulting from the removal of a target protein from the cellular proteome.

Current approaches to protein degradation

While lenalidomide is an MGD, the majority of recent drug discovery efforts in the design of protein degraders has been focused on PROTACs. These heterobifunctional degraders are composed of two separate small molecules connected by a chemical linker. One molecule binds to a necessary binding pocket on the target protein and the other to a component of the E3 ubiquitin ligase complex. Binding of the PROTAC to both the protein of interest and the E3 ligase brings the target protein into proximity of the E3 ligase, resulting in tagging of the protein of interest for degradation. While this represents a novel way to eliminate therapeutically-relevant proteins from cells, we believe an MGD approach offers the following advantages over PROTACs:

•
Ability to target undruggable proteins: MGDs utilize the richness of molecular surface features across the proteome allowing access to a broader and differentiated target space. In contrast, PROTACs require identification of a small molecule that binds to a defined binding pocket of a target of interest, which today largely constrains the approach to the universe of proteins that can already be addressed with small molecule inhibitors.
•
Favorable pharmaceutical properties: The relative simplicity and size of an MGD generally allows for more rapid optimization for oral bioavailability. PROTACs often have a larger size and larger molecular weight due to their complex heterobifunctional structure, which may lead to challenges to develop the molecules into drugs suitable for oral dosing.

•
Broader tissue distribution: The physicochemical properties of PROTACs may also limit the drug distribution within the body, thereby reducing the potential in certain therapeutics areas such as central nervous systems disorders. MGDs are more traditional small molecules and hence do not have these issues.
•
No observable hook effect: MGDs show a more typical concentration response where increasing concentrations elicit increasing efficacy caused by the catalytic interaction. In contrast, PROTACs require a precise concentration range to elicit efficacy due to the loss of degradation potential at higher concentrations caused by their heterobifunctional structure (also known as “hook effect”).

Figure 3: Molecule Glue Degraders; Expanding Target Space, Fostering a New Generation of Drugs

In summary, and as shown in Figure 3, MGDs are non-heterobifunctional and do not require an active site or binding pocket on target proteins. We believe these properties potentially expand the universe of amenable target proteins while also maintaining the favorable drug-like properties of small molecule therapeutics.

Our approach

We design and develop molecular glue degraders or MGDs in a rational and iterative approach using our industry-leading and dynamic QuEENTM platform.

MGDs are small molecule-based protein degraders designed to modify an E3 ligase’s binding specificity and thus can employ the body’s natural mechanisms of protein destruction to selectively eliminate therapeutically-relevant proteins. Lenalidomide and pomalidomide are two approved drugs that were found to function as MGDs by causing the degradation of therapeutically-relevant proteins through the induced interaction with the E3 ligase cereblon, and provide clinical validation to the MGD approach.

Following the discovery that the clinically and commercially successful lenalidomide and pomalidomide were in fact MGDs, it was believed that the discovery of MGDs will mostly be through serendipitous findings, that MGDs could not be rationally designed and optimized to high levels of selectivity and achieve drug-like properties through conventional medicinal chemistry efforts, and that the target protein space for this approach is limited. Our QuEENTM platform was designed and built to address these issues. With QuEENTM we can discover and develop MGD product candidates that are potentially potent, selective and have favorable drug like properties in a target-centric, prospective and rational way against a wide variety of target proteins.

Figure 4: QuEENTM is Redefining the Rules of MGD Discovery

We believe our platform will continue to deliver MGD product candidates with the potential to address target proteins that have been considered undruggable or inadequately drugged, while possessing attractive pharmaceutical properties. Our initial programs are utilizing cereblon as the E3 ligase system to tag target proteins. Through our AI/ML platform and proprietary MGD library we have expanded and continue to expand chemical and target space. Further, we have started using the platform to leverage other E3 ligases as well.

Figure 5: Our Rational Approach to Unleash the Full Potential of MGDs

Our proprietary and industry-leading QuEENTM platform was built to support our target-centric approach to the discovery and development of MGD drugs that degrade a wide landscape of therapeutically-relevant target proteins by (i) systematically identifying degrons and other surface features on target proteins that may enable degradation through our approach; and (ii) rationally designing MGDs that can be optimized towards high potency and selectivity, with favorable pharmaceutical properties. Our proprietary library of rationally designed MGDs currently includes about 35,000 unique small molecules built around 400 cereblon binding scaffolds. Through our platform, we have built expertise that allows us to induce a high degree of surface complementarity between the E3 ligase and a target protein, potentially leading to high potency and selectivity for the therapeutically-relevant target proteins we select. Figure 6 provides a schematic overview of some of the most unique and critical features our QuEENTM platform.

Figure 6: Monte Rosa’s QuEENTM Discovery Platform; An Industry Leading Target-Centric Approach to MGD Discovery and Development

Proprietary
MGD library
AI engine
Proximity screening
Complex induction
MGD library
Chemo-proteomics
p-value
Protein fold-change; ($log_2$)

Our proprietary and industry leading Quantitative and Engineered Elimination of Neosubstrates platform, or QuEENTM platform, encapsulates our team’s deep and growing expert knowledge and discovery capabilities across biology, chemistry and computational sciences, from which we are generating our library and pipeline of MGD product candidates. Central to our QuEENTM platform is a detailed understanding of the molecular interactions promoted by our MGDs between E3 ligases and therapeutically-relevant target proteins, which have been considered undruggable or inadequately drugged. We believe this depth of knowledge allows us to leverage our platform to rationally design MGDs with favorable pharmaceutical properties that have the potential to translate into clinical success across multiple therapeutic areas. Our capabilities have been developed through key features of our QuEENTM platform, which include our AI/ML engines, proprietary MGD library, and our high throughput proximity screening and chemo-proteomics capabilities, as described above.

Our process of degron discovery and MGD design is highly iterative and interdisciplinary, and is guided by our experience and powerful AI modeling. Computational predictions and analyses guide our high throughput screening and chemo-proteomics, which in turn provide more information to feed back into the AI engine, and all the accumulated knowledge is used to guide our MGD library expansion. For example, MGD discovery and development for a protein target can pass from degron identification, to MGD hit identification, to in silico improvement, to a round of chemo-proteomics validation, to chemical library alterations and back, until we reach the desired selectivity and degradation.

Our Proprietary MGD library

We continue to expand our highly diverse library of MGDs based on our growing expertise in MGD design and development captured in QuEENTM. We discover and develop lead MGDs for degron-containing target proteins by applying our MGD library, computational chemistry tools, proximity screening tools, our chemo-proteomic capabilities and our knowledge of the cereblon-binding site and variations in degron structures. Our proprietary MGD library currently consists of over 400 unique scaffolds, each designed to probe different three-dimensional spaces. These scaffolds have been utilized to create a highly diverse proprietary library, currently consisting of approximately 35,000 unique MGDs. As shown in Figure 7, our MGDs are characterized by high structural diversity and leverage different areas of the cereblon surface to engage diverse degrons and target proteins. Our diverse library has given rise to multiple series of MGDs for each of the target proteins currently being studied across our disclosed and undisclosed portfolio.

With our experienced team of data scientists, structural biologists, biochemists, biologists and chemists, we have innovated proprietary tools designed to broadly match our MGDs against degron-containing target proteins. Our MGD design capabilities are driven by both in silico and laboratory-based assays that predict and assess the ability of our MGDs to induce the binding of target proteins to E3 ligase components, such as cereblon, and directly measure target degradation.

Figure 7: Monte Rosa Proprietary MGD Library: A Cereblon-Centric Library Characterized by Novelty and Structural Diversity

Our AI/ML engine Rhapsody enables in silico discovery of novel and highly selective MGDs

We have developed sophisticated and proprietary AI-powered algorithms to design novel MGDs, create ternary complex models for virtual screening and structure activity relationship or SAR optimization, and an in silico screening engine to identify and prioritize hits. Our pipeline integrates flexibility and active learning to quickly create ternary complex models for each target protein, enabling modeling, SAR engineering, and virtual screening. Our platform also leverages ensembles, molecular dynamics and quantum mechanics to identify and prioritize MGDs for synthesis and testing. We have named this engine Rhapsody™.

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

Rhapsody results are used to create and identify novel MGDs that are predicted to induce neosubstrate-specific ternary complex formation, are available for rapid synthesis, and can be prioritized for follow-up experiments. Many of these tools have been built around cereblon as an E3 ligase and are being applied to additional E3 ligases.

Our AI/ML engines OneVision and fAIceit identify reprogrammable E3 ligases and glueable target proteins

We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and structures from predicted protein folding. We have identified topological, structural and sequence features associated with published, or canonical, as well as newly discovered, or non-canonical, degrons and encoded these features in OneVision™ and fAIceit™, part of our suite of AI-powered algorithms that include modules leveraging highly customized geometric deep learning, deep neural networks, and molecular dynamics. We use OneVision to characterize E3 ligase surfaces, such as for propensity to form protein-protein interactions and the presence of small molecule ligand-binding pockets. Using both protein amino acid sequences and three-dimensional protein structures as inputs, we have deployed fAIceit to identify degrons with an initial focus on identification of degrons predicting putative neosubstrates of cereblon. Using fAIceit to computationally predict the presence of structural features with a high potential to function as a degron along with the presence of a surface complementary to cereblon, we have identified a variety of proteins with the potential to be neosubstrates, and many of them are target proteins in disease relevant pathways.

Figure 8: Monte Rosa’s Proprietary AI/ML Engine allows for Discovery of Glueable Target Proteins and Highly Selective MGDs

A key feature of the fAIceit process is the ability to integrate new discoveries from our proximity screening platform: as we characterize the activity of our expanding MGD library, fAIceit learns more degron features and, projecting these features into the entire proteome, identifies more potential neosubstrates targetable by our

MGDs. We are also applying fAIceit to identify candidate complementary target proteins to E3 ligases beyond cereblon prioritized by OneVision.

Figure 9: Monte Rosa’s Protein Surface Exploration AI Engines

High throughput proximity screening and chemo-proteomics capabilities

Quantitative biochemical and cellular assays

We have developed a suite of assays that have been tailored to measure specific steps of the MGD-induced protein degradation cascade. With our set of assays, we can measure ternary complex formation and screen for MGDs which have the most efficient binding characteristics. We have developed a Homogeneous Time Resolved Fluorescence, or HTRF, assay to measure ternary complex formation, whereby the close proximity of cereblon and the target protein are detected by fluorescent energy transfer between antibodies binding to the two proteins. We have used these types of assays to screen multiple target proteins using our proprietary MGD library. Our studies have validated the ability of MGDs to drive ternary complex formation in a concentration dependent manner. By measuring the dependency of ternary complex formation on MGD concentration, we generate concentration dependent curves, enabling us to calculate objective measures of potency such as the EC50, or the concentration at which the effect is half of the maximum.

We have also developed multiple assays to measure degradation of target proteins in cells. The HiBiT cellular assay is one example of a high-throughput assay that we have used to screen our proprietary MGD chemical library and identify MGDs that promote cellular target degradation in a selective manner. The assay measures the decrease in luminescence signal by using an endogenous HiBiT tag fused to the target of interest. Preclinical studies using our MGDs have shown these compounds can drive target degradation in a concentration dependent manner. By measuring the dependency of target protein levels on MGD concentration, we generate concentration dependent curves, enabling us to calculate objective measures of potency such as the DC50, or the concentration at which the degradation is half of the maximum, and the Dmax, the maximum amount of target protein that is degraded.

We are using our tailored suite of biochemical and cellular assays to screen, identify and rapidly optimize our MGDs. We have demonstrated that multiple target proteins from our degron database can be engaged and/or degraded using MGDs from our proprietary MGD library.

Quantitative chemo-proteomics profiling assays

Utilizing our expertise in mass-spectrometry-based proteomics, we have developed a suite of high throughput quantitative profiling assays to assess multiple parameters, including cellular target degradation, selectivity of degradation and ternary complex formation in cells, the latter allowing us to identify potential neosubstrates not yet predicted by our in silico approach. We utilize this information in multiple ways, including:

•
To assess target degradation and determine the selectivity of our MGDs: Proteome wide changes in expression levels of proteins after treatment with a MGD are measured. Downregulation of protein levels is suggestive of degradation.
•
To validate complex formation of our MGDs in cells: Proteins that are induced by the MGD to be proximal to the E3 ligase are tagged and enriched using a Turbo-ID proximity assay. This induced spatial proximity is suggestive of cellular ternary complex formation.
•
To identify novel neosubstrates: Screening of our MGD library with the proximity-based assay provides additional unbiased data to identify novel degrons and train our computational degron prediction algorithms to further expand the target space.
•
Additionally, we have created BaseCamp and Degron Pages, our suite of custom software tools for data processing, storage, analysis, and visualization. Through a web interface, these software tools enable every Monte Rosa scientist easy access to proximity platform screening results, Rhapsody in silico MGD designs and screening predictions, and the fAIceit degron interface identification. Using these proprietary tools, every scientist is empowered as an investigator to discover connections between MGDs, degrons, and diseases.

Figure 10: Our Chemoproteomics Platforms Accelerates Degron and MGD Discovery and Validation

As shown in Figure 11, our QuEENTM platform has enabled us to discover a broad landscape of degrons and degron-containing proteins. We have used our AI engine and a rational design approach to discover MGDs that are exquisitely selective. All combined, this allows us to potentially eliminate therapeutically-relevant target proteins in pathways that are highly relevant for diseases with high unmet need in oncology, immunology, inflammation as well as other diseases.

Figure 11: Discovering Diverse Degrons and Developing Highly Selective MGDs Against Them

QuEENTM expansion

Our QuEENTM platform was originally focused on identifying and developing MGDs that induce the binding of degron-containing neosubstrates to cereblon as a means of targeting them for degradation. We are expanding the scope of QuEENTM to grow the cereblon target space and to leverage additional E3 ligases for targeted protein degradation.

•
Expand the cereblon neosubstrate universe: As we rationally designed our MGD compound library to increase diversity, we found in preclinical studies that there are novel degrons with a diversity of amino acid sequences and 3-dimensional structures that can be targeted, and we have shown we can induce efficient protein degradation through these previously undisclosed degrons. We have used our proprietary AI-driven algorithms to predict the existence of degrons from the primary sequences and the topology of proteins and are using our rational design approach to expand chemical diversity of our MGD library so to be able to target this diverse set of cereblon-accessible degrons.
•
Utilize additional E3 ligases: We believe that we will be able to reprogram other E3 ligases through the discovery of ligase specific MGDs as well as specific ligase-accessible degrons, thus enabling us to generate ternary complexes with a further subset of the approximately 600 E3 ligases

Expanding the universe of neosubstrates or target proteins and and recruitment of such to additional E3 ligases through the continued identification of degrons has the potential to bring more therapeutically-relevant target proteins into the universe of degradable targets, which we anticipate will allow us to address additional therapeutic target proteins that are undruggable or insufficiently drugged.

Our Precision Medicine Approach for MYC-driven Cancers

MRT-2359, a highly selective and orally bioavailable GSPT1-directed molecular glue degrader (MGD) in development for the treatment of MYC-driven cancers

Overview

MRT-2359 is an orally bioavailable MGD that we have shown using extensive in vitro and in vivo studies to induce the degradation of GSPT1. GSPT1 (also known as eRF3a) is a translation termination factor that helps catalyze the termination of protein synthesis, facilitating the release of mRNA and newly synthesized protein from the ribosomal protein synthesis machinery. We have identified GSPT1 as a potential therapeutic vulnerability for MYC-driven cancers. MRT-2359, our GSPT1-directed MGD, is designed to preferentially affect growth and survival of cancer cells addicted to protein translation, such as those driven by high expression and activity of MYC family transcription factors. In vivo, once daily oral dosing of MRT-2359 led to a potent anti-tumor activity in

MYC-driven, cell-line-derived xenograft models as well as patient-derived xenograft models of NSCLC and SCLC. MRT-2359 is currently in a Phase 1/2 clinical trial for the treatment of MYC-driven and high-grade neuroendocrine tumors (ClinicalTrials.gov Identifier: NCT05546268).

Development of GSPT1-directed MGDs to Target Downstream Vulnerabilities of MYC Activation

In humans, the MYC family transcription factors comprises three proteins, c-MYC, L-MYC, and N-MYC. Upon activation in tumor cells, MYCs can function as oncogenic transcription factors. The MYC family transcription factors have long been recognized as drivers of multiple human cancers and are among the most frequently mutated, translocated and highly expressed oncogenes in human cancers. However, despite 40 years of drug discovery efforts, MYC has remained largely recalcitrant to new drug development and no approved therapies directly or indirectly targeting MYC family transcription factors have been developed to date.

It is well established that abnormal activation of MYC through translocation or high levels of expression results in uncontrolled cell growth that is associated with high rates of protein synthesis and ramp up of the protein translation machinery. MYC-driven tumors are therefore widely believed to be addicted to protein translation, and this addiction to protein translation creates an inherent dependency on critical components of the translation machinery, such as GSPT1, illustrated in Figure 12. As part of our research program, we identified GSPT1 as a potential novel vulnerability of MYC-driven cancers and, based on this observation, we believe that targeting GSPT1 with MGDs represents a viable approach for the treatment and management of patients with MYC-driven cancers. We believe that the administration of our GSPT1-directed MGD product candidate, MRT-2359, has the potential to address a critical downstream vulnerability of oncogenic MYC activation and provide a unique opportunity for therapeutic intervention.

Figure 12: The Role of GSPT1 in MYC-driven, Translationally Addicted Cancer Cells

Targeting GSPT1 with MRT-2359 (preclinical data and studies)

MRT-2359 is a potent and selective GSPT1-directed MGD discovered and rationally designed using our QuEENTM platform. Key features and parameters of MRT-2359 are provided in Figure 13.

Figure 13: MRT-2359 is a Selective and Orally Bioavailable GSPT1-directed MGD Rationally Designed Using our QuEENTM Discovery Engine

As shown in Figure 14, the sole ectopic overexpression of N-MYC or L-MYC was sufficient to sensitize initially insensitive NSCLC cells (NCI-H2023) to MRT-2359, corroborating a pivotal role of GSPT1 for the survival of MYC-driven cancer cells and demonstrating the potential of MRT-2359 to selectively inhibit growth and survival of L- and N-MYC expressing tumor cells. We believe these studies establish a causal link between N-MYC and L-MYC expression and the sensitivity to MRT-2359 not seen for other agents.

Figure 14: Overexpression of N-MYC or L-MYC is Sufficient to Sensitize Initially Resistant NSCLC Cells to MRT-2359

Preferential activity of MRT-2359 on growth and survival of MYC-driven cells was further validated in a panel of representative lung cancer cell lines. As shown in Figure 15, MRT-2359 profoundly and preferentially affected growth and survival of MYC-driven cell lines, such as high N- and L-MYC expressing NSCLC and SCLC lines, compared to their MYC low expressing counterparts. Similar observations were made in neuroendocrine or NE positive versus negative lung cancer cell lines.

Figure 15: Preferential Activity of MRT-2359 in MYC High NSCLC, SCLC or Neuroendocrine (NE) Positive Cancer Lines

As shown in Figure 16, MRT-2359 induced significant ribosomal stalling at the stop codon of mRNA transcripts only in the MYC high cell lines such as the NSCLC cell lines NCI-H1155. Only minimal effects on ribosomes were seen in the MYC low cell line NCI-H2023. In addition, MRT-2359 rapidly and completely abrogated protein synthesis in NCI-H1155 cells while exhibiting only marginal effects on translation in NCI-H2023 cells.

Figure 16: MRT-2359 Strongly and Preferentially Impaired Protein Translation in the N-MYC High Compared to the MYC Low NSCLC Cancer Cell Line

As shown in Figure 17, down modulation of the N-MYC oncogene and of its downstream target genes was observed in the NCI-H1155 cell line following MRT-2359 induced degradation of GSPT1. Further, N-MYC could not be detected in the NCI-H2023 cell line, and no significant effects were detectable on N-MYC downstream target genes after degradation of GSPT1.

Figure 17: MRT-2359 Downmodulated N-MYC and Its Downstream Target Genes in the N-MYC High Compared to the MYC Low NSCLC Cancer Cell Lines

Collectively, we believe that the inhibition of growth and survival of MYC-driven versus MYC-independent tumor cells results from a combination of (i) preferential degradation of GSPT1, (ii) preferential ribosome stalling and protein synthesis inhibition and (iii) downregulation of MYC-induced transcription in MYC-addicted but not MYC-independent tumor cells, as depicted in Figure 18.

Figure 18: Three Mechanisms Driving Preferential Activity in MYC High Cancer Lines

As shown in Figure 19, MRT-2359 demonstrated significant dose-dependent anti-tumor activity in vivo, including regressions, in an NCI-H1155 cell line-based xenograft model. In this study, MRT-2359 was dosed orally (PO) once daily (QD) at 1, 3 and 10 mg/kg. Figure 19 also shows that anti-tumor activity was accompanied by a dose -dependent reduction of levels of both GSPT1 and N-MYC protein following the administration of 5 consecutive doses of MRT-2359 at 1 and 10 mg/kg.

Figure 19: Anti-tumor Activity and Effects on GSPT1 and N-MYC of MRT-2359 in the N-MYC High NCI-H1155 NSCLC Xenograft Model

The anti-tumor activity of MRT-2359 was further assessed in 78 fully annotated lung cancer patient-derived xenograft or PDX models. As shown in Figure 20, models were selected across a wide range of L- and N-MYC mRNA expression levels or based on their NE status.

Figure 20: MRT-2359 Mouse-trial in NSCLC, SCLC and Lung NE Patient-derived Xenografts

As shown in Figure 21, oral dosing of MRT-2359 demonstrated preferential activity in models expressing high levels of L- and N-MYC within both NSCLC and SCLC PDXs, including numerous instances of tumor regressions. Similar levels of anti-tumor activity were observed in neuroendocrine lung cancer PDX models.

Figure 21: MRT-2359 Demonstrated Preferential Anti-tumor Activity in MYC High or Neuroendocrine (NE) Lung Cancer PDXs

As shown in Figure 22, we analyzed the expression of both L-MYC and N-MYC in samples from patients with both NSCLC and SCLC using real world genomic data and determined the frequency to be 15% and 72% respectively. (Figures adapted from real world molecular and genomic data analysis on 3241 lung cancers in collaboration with Tempus Labs, Inc.).

Figure 22: Real-world Data Analysis of L-MYC and N-MYC mRNA Expression and Amplification in Lung Cancer

NSCLC
3053 samples
SCLC
188 samples
N=450 (15%)
N=2603 (85%)
N=136 (72%)
N=52 (28%)
N-MYC mRNA expression
Log2 (TPM+1)
L-MYC mRNA expression
Log2 (TPM+1)
mRNA expression
High N-MYC or L-MYC
Low N-MYC and L-MYC

## Demographic and Diseases Characteristic

- There is no notable difference in the proportion of MYC high expressors across disease staging, gender or racial groups

## Treatment Outcomes

- No statistically significant associations between MYC high status and treatment outcomes

TEMPUS

Non-small cell lung cancer

There are an estimated 238,000 new cases of lung cancer diagnosed in the United States each year, and lung cancer causes 127,000 deaths annually in the United States. NSCLC accounts for 80% to 85% of lung cancer cases.

While targeted therapies have been developed for patients with certain tumors, less than thirty percent of patients are eligible for these therapies. Patients who are ineligible or resistant to these therapies can be treated with immune checkpoint inhibitors that lead to significant improvements in progression free survival and overall survival compared to standard chemotherapy. However, despite the availability of these therapies, very few patients are cured of their disease and the prognosis in NSCLC remains poor, with an average five-year survival rate for newly diagnosed patients with NSCLC of 28 percent. Accordingly, there is an unmet medical need for the treatment of patients with NSCLC.

As shown above in Figure 22, our data as well as data from the analyses of molecular data from NSCLC tumors found that around 15% of NSCLC tumors have elevated L- or N-MYC expression. We believe that our preclinical data, presented above, supports that these tumors will be sensitive to our GSPT1-directed MGD, MRT-2359.

Small cell lung cancer

SCLC is estimated to represent approximately 15% of all lung cancers, accounting for 30,000 new cases a year in the United States. SCLC is a rapidly progressive disease with short overall survival after initial therapeutic responses. SCLC is derived from neuroendocrine cells and is distinguished clinically from NSCLC by its rapid doubling time and the early development of metastases. Most patients have metastatic disease at the time of their initial diagnoses.

Unlike in NSCLC, which has seen a steady stream of new drug approvals over the last 2 decades, the progress and consequent improvement in treatment outcomes in SCLC have been more modest. The 5-year survival rate for patients with extensive stage SCLC, which accounts for 80% of all patients diagnosed, remains at 3% with a median survival between 10-13 months. Patients with limited stage SCLC can be treated with combined chemoradiation; however, the 5-year survival rates fluctuate between 30% to 40%. Most patients with SCLC are responsive to chemotherapy, but eventually relapse. In extensive stage SCLC, immune checkpoint inhibitors atezolizumab and durvalumab have been approved for use in conjunction with chemotherapy. Overall response rates for chemotherapy, with or without immunotherapy, are around 60%; however, the median progression-free survival ranges from 4-5 months and the overall survival ranges from 10‑13 months. Upon relapse, patients are offered alternative therapies based on their quality and duration of response to initial treatment, but most are chemotherapy-based. Expected outcomes in previously treated patients remain unsatisfactory with response rates between 25% to 35%, which creates a significant unmet need for development of new therapies. There are no targeted therapeutics available for SCLC patients.

As shown above in Figure 22, our data as well as data from the analyses of molecular data from other SCLC tumors found that over half of these tumors have elevated levels of L- and N-MYC expression. We believe that our preclinical data presented above supports that these tumors will be sensitive to our GSPT1-directed MGD, MRT-2359.

Potential Indications

We believe that there are multiple other tumor types, beyond NSCLC and SCLC, in which the MYC pathway is highly activated. As shown in Figure 23, in addition to the current indications included in the MRT-2359-001 Phase 1/2 clinical study, future indications may include triple-negative breast cancer, ovarian and endometrial cancers, bladder cancer, all driven by L- and N-MYC to a substantial degree, as well as various c-MYC driven cancer types.

Figure 23: Targeting L-/N-MYC positive and Neuroendocrine Tumors with MRT-2359

MRT-2359-001 Phase 1/2 Study

Our ongoing Phase 1/2, open-label, multicenter study, illustrated in Figure 24, will primarily assess the safety, tolerability, PK, PD, and preliminary clinical activity of MRT-2359 in patients with previously treated selected solid tumors. In the Phase 1 dose escalation portion of the clinical trial, we are enrolling patients with tumors that have a significant likelihood of being MYC-driven, including patients with NSCLC, SCLC, high-grade neuroendocrine cancer of any primary site, DLBCL and patients with solid tumors that harbor L-MYC or N-MYC amplifications. In this phase of the trial, tumors will be tested retrospectively for biomarkers of MYC activation. Patients will receive escalating doses of MRT-2359 to determine the maximum tolerated dose or MTD and recommended Phase 2 dose or RP2D.

Once the MTD and/or RP2D are determined, the anti-tumor activity of MRT-2359 will be assessed in the Phase 2 portion of the study, which will enroll NSCLC and SCLC stratified per L-MYC or N-MYC expression, and solid tumors with L-MYC or N-MYC amplification. We expect to disclose initial clinical data including PK, PD, safety and available initial efficacy from the Phase 1 arm of the ongoing Phase 1/2 clinical trial evaluating MRT-2359 in the second half of 2023.

Figure 24: MRT-2359 Clinical Study Design

CDK2-directed MGD molecules for the treatment of cancer

Cyclin dependent kinases, or CDKs, are a family of closely related kinases that regulate progression through the cell cycle. CDK activity is modulated by specific cyclins. For example, cyclin E1 activates cyclin-dependent kinase 2, or CDK2 (Figure 25). CDK2 can be activated in tumors by the amplification or overexpression of Cyclin E1 or E2, or loss-of-function alterations of the retinoblastoma or RB1 gene. Cyclin E1 dysregulation has been found in several cancers, including ovarian and triple negative breast cancer. In addition, cyclin E1 dysregulation and CDK2 activation has also been found to be one of the mechanisms of resistance in estrogen receptor-positive breast cancer patients treated with CDK4/CDK6 inhibitors such as palbociclib. Therefore, we believe selective elimination of CDK2 using CDK2-directed MGDs may provide benefit to these patients. Previously reported small molecule inhibitors and PROTACs of CDK2 have been limited in their selectivity due to the high degree of similarity among the active sites of kinases, in particular within the CDK family itself. We have identified multiple MGD molecules that selectively promote the association of CDK2 and cereblon in vitro, while avoiding other CDKs. The most advanced compounds robustly and selectively induce the degradation of CDK2 in multiple cancer cell lines in vitro with concomitant inhibition of proliferation. Lead optimization chemistry is ongoing.

Figure 25: CDK2 is One of the Key Regulators of the Cell Cycle

Identification of CDK2 degron CDK2-directed MGDs

To identify molecular glue degraders targeting CDK2, we screened our proprietary MGD library in a biochemical HTRF assay to detect the formation of a ternary complex between cereblon, an MGD and CDK2. Through iterative chemistry based on the screening hits, we rapidly identified a series of MGDs that promoted the association of CDK2 with cereblon.

We confirmed that these CDK2-directed MGDs showed concentration-dependent ternary complex formation. We also assessed the biochemical selectivity of the hits over CDK1, CDK4 and CDK9 using similar HTRF assays. No ternary complex formation with these closely related kinases was observed (data not shown). Based on these initial results, we have initiated lead optimization chemistry and have successfully delivered several lead compounds from different chemical series. Using structural analysis of the interaction between cereblon, the MGD and CDK2, we have discovered a novel, previously unknown degron on CDK2.

In vitro data

Our lead optimization process has provided several MGDs that promote ternary complex formation. In addition, we have shown specific degradation of CDK2 with our MGDs, with no significant effect on other CDKs or other kinases, as shown in Figure 26.

Figure 26: CDK2-directed MGD Showed Selective Degradation Over the Other CDKs

In addition, in cellular assays we have shown that a CDK2-directed MGD blocked DNA replication (S phase) in CDK2 dependent cells, induced a reduction of proteins in the E2F pathway and inhibited cellular proliferation in a concentration-dependent manner, as shown in Figure 27.

Figure 27: CDK2-directed MGD Showed Biological Activity in a CDK2 dependent Cell Line

VAV1-directed MGD molecules for the treatment of autoimmune diseases

VAV1, a Rho-family guanine nucleotide exchange factor, is expressed in immune cells including T and B cells and functions to mediate T and B cell receptor signaling (shown in Figure 28). Because of VAV1’s function in both T and B cells, degradation could provide therapeutic benefits in multiple autoimmune diseases, including multiple sclerosis, myasthenia gravis, and rheumatoid arthritis. VAV1 degradation may also provide a benefit in the transplantation setting and graft versus host disease, preventing organ rejection. Recent studies, which included multiple whole-genome CRISPR screens in primary human T cells, have further validated VAV1’s role as a key player in T-cell function, showing that the genetic elimination of VAV1 attenuated T-cell activity, exemplified by reduced IL-2 secretion in Figure 28, right panel.

While considered an undruggable protein, with no small molecule drugs known to inhibit its function in clinical development, we identified VAV1 as a degron-containing protein and have discovered VAV1-directed MGDs that in preclinical studies promoted the association of VAV1 and cereblon and led to the degradation of VAV1 protein. We have further optimized our lead MGDs derived from a highly selective chemical series and are currently completing lead optimization. We believe our unique ability to specifically target VAV1 provides us with a new therapeutic approach with the potential to treat a variety of autoimmune pathologies in a large patient population with significant medical needs.

Figure 28: VAV1 is a Highly Validated Target for Attenuating T-cell Activity

Identification of VAV1 degron and VAV1-directed MGDs

Our degron identification algorithm, fAIceitTM, indicates that VAV1 contains a unique degron compared to other members of the VAV family of GEFs, suggesting we can target VAV1 selectively with our MGD molecules. As shown in Figure 29, left panel, structural analysis of the complex formed between cereblon, VAV1 and the MGD shows the predicted degron indeed participates in the protein interface. The right panel of Figure 29 shows the highly selective degradation of VAV1 in a T-cell derived cell line (Jurkat), and the dose-dependent degradation of VAV1 in human primary T-cells, with a resulting decrease in CD69 activation, IL-2 secretion, and cellular proliferation.

Figure 29: Rationally Designed Highly Selective VAV1-directed MGDs

In vivo studies with our VAV1-directed MGDs

Highlighted here are experiments focused on an experimental autoimmune encephalomyelitis or EAE mouse model of multiple sclerosis, where T-cells play a major role in progression of the disease. In Figure 30, left panel, following a single oral dose of a VAV1-directed MGD in mice, we see a rapid decrease in VAV1 protein, associated with the presence of the VAV1-directed MGD in plasma (green), that was sustained out to 24h post dose. In the EAE model, disease was induced at day 0. Upon disease establishment, the same VAV1-directed MGD or dexamethasone were dosed daily starting on day 12. Mice were scored for EAE clinical signs of disease (0 = no signs of disease; 1 = limp tail or hind limb weakness; 2 = limp tail and hind limb weakness; 3 = partial hind limb paralysis; 4 = complete hind limb paralysis; 5 = moribund). The right panel of Figure 30 shows that orally dosed VAV1-directed MGD inhibited disease progression in the EAE model similar to dexamethasone, a corticosteroid used broadly in auto-immune disease.

Figure 30: VAV1-directed MGD Inhibited Disease Progression in an EAE Mouse Model

NEK7-directed MGDs for the treatment of inflammatory disease

The NLRP3 inflammasome is a multiprotein complex that serves as a central node to integrate cellular signals generated by pathogens, damage and stress, and subsequently triggers the generation of pro-inflammatory cytokines, as shown in Figure 31. Aberrant NLRP3 inflammasome activation has been implicated in several autoinflammatory disorders including gout, Crohn’s disease, neurodegenerative diseases, diabetes and liver disease. Additionally, multiple activating NLRP3 mutations have been shown to be associated with Cryopyrin-associated periodic syndromes, shown in Figure 31.

NIMA-Related Kinase 7, or NEK7, a serine/threonine-protein kinase, activates the NLRP3 inflammasome in a kinase-independent manner, suggesting that degradation of NEK7 with an MGD molecule is an attractive therapeutic approach. NEK7 binding to NLRP3 is an essential step in promoting the assembly of the NLRP3 inflammasome. The assembly of NLRP3/NEK7 with ASC and pro-caspase 1 in a multi-protein complex induces cleavage of pro-caspase 1, which then activates multiple inflammatory responses including secretion of the cytokines interleukin-1ß and interleukin-18 and the induction of pyroptosis, as depicted in figure 31. Knockout of NEK7 in animal models has been shown to decrease inflammatory signaling, which leads to decreased disease severity in models of inflammatory diseases.

Figure 31: NEK7 is an Essential Regulator of the Inflammasome

Figure 32: Overactivation of the NLRP3 Inflammasome in Disease

Activation of the NLRP3 inflammasome is driven through a kinase-independent function of NEK7, suggesting that inhibition of the catalytic activity of NEK7 would be ineffective in blocking NLRP3 inflammasome activation. We found that NEK7 contains a well-defined degron and have identified MGDs that are highly selective for NEK7 in in vitro models. We are currently optimizing MGDs that are derived from multiple chemical series in this program.

Identification of NEK7 degron and NEK7-directed MGDs

NEK7 contains a well-defined degron, as identified using our proprietary QuEENTM platform (shown in Figure 33, left panel). Given the kinase-independent role of NEK7 in activating the NLRP3 inflammasome, we believe that degradation of NEK7 with our MGDs will be preferable over conventional catalytic inhibition strategies. We have generated MGDs that promoted the association of NEK7 with cereblon, and the program is currently at the lead optimization stage.

Figure 33: Rationally Designed NEK7-directed MGD promotes selective degradation of NEK7

The amino acid sequence of the NEK7 degron is unique among the NEK family members, indicating the potential to identify MGDs that are highly selective for NEK7. Our lead optimization process has provided several MGDs that promote ternary complex formation and highly selective degradation of NEK7. As shown in Figure 33, right panel, U937 cells were treated with one of our MGDs for 24 hours, followed by proteomic profiling. Highly selective and profound degradation of NEK7 is evidenced by selective decrease in NEK7 protein fold-change, without significant changes in other detected proteins. Other NEK family members are highlighted on the volcano plot and confirmed not to be degraded.

NEK7-directed MGDs show high potency modulation of the NLRP3 pathway in human monocyte-derived macrophages

To assess the functional impact of NEK7 degradation on NLRP3 inflammasome activation, we treated human monocyte-derived macrophages, or hMDMs, with increasing concentrations of one of our NEK7-directed MGDs. We measured IL-1β and IL-18 secretion from hMDMs following pre-treatment with our MGD and subsequent exposure to inflammasome stimulators LPS and monosodium urate crystals or MSU. The MSU stimulus is relevant to the setting of gout, where high uric acid levels lead to accumulation of MSU crystals in joints and the subsequent pathogenic activation of NLRP3 inflammasome. As shown in Figure 34, our NEK7-directed MGD led to a dose-dependent decrease in IL-1β (left) and IL-18 (right) secretion. We also compared the activity of our MGD to the NLRP3 inhibitor MCC950 and, as shown in Figure 34, our MGD shows superior modulation of NLRP3 pathway-induced IL-1β and IL-18 secretion.

Figure 34: NEK7-Directed MGDs Modulate NLRP3 Pathway in Human Macrophages

MGDs targeting Transcriptional Repressors for the treatment of Hemoglobinopathies (SCD and β-Thalassemia)

Sickle cell disease, or SCD, is caused by a mutation in a form of hemoglobin, leading to severe disease manifestations, including anemia and vaso-occlusive crises. However, in SCD patients, increasing levels of fetal hemoglobin, or HbF, are associated with fewer co-morbidities and a better prognosis. In adults, several transcription repressors prevent transcription of the HBG gene, thereby silencing HbF expression. We believe that degradation of one of these repressors to reactivate HbF expression is a promising therapeutic strategy, and it is being clinically tested by third parties to treat SCD using adoptive cell therapy. These repressors have to date been considered undruggable using small molecule therapies. We believe reactivation of HbF through MGD-mediated protein degradation could be used as a therapeutic strategy for both SCD as well as other hemoglobinopathies, such as ß-Thalassemia, as shown in Figure 35.

Figure 35: Zinc finger domain-containing transcriptional repressors of the fetal globin genes

Current status and next steps of our discovery programs

We are currently optimizing chemical leads that are derived from multiple series of MGD molecules in our CDK2, NEK7, VAV1 and sickle cell disease programs. Our VAV1, CDK2 and NEK7 programs are currently in lead optimization with the next anticipated milestone being selection of a development candidate and the initiation of IND-enabling studies.

Other programs

We are specifically focused on developing product candidates for target proteins that have been deemed undruggable or inadequately drugged. Our QuEENTM platform was purpose-built to support the discovery and development of drugs that degrade a wide landscape of therapeutically-relevant proteins by (i) systematically identifying therapeutically-relevant target proteins that may be amenable to molecular glue-based degradation; and (ii) rationally designing molecules that can be optimized towards high potency and selectivity, with properties that we believe to be favorable. Our early pipeline includes programs in genetically defined oncology indications, as well as inflammatory, immunologic and other disease indications. We are further engaged in the discovery of additional target proteins in other indications, including, but not limited to, neurodegenerative and other neurological diseases.

Figure 36: Monte Rosa Therapeutics; From Serendipity to Rational Design of MGDs

Our services, collaboration and licenses agreements

Agreements with Cancer Research Technology Limited and the Institute of Cancer Research

Cancer Research Technology Limited or CRT and the Institute of Cancer Research or ICR jointly own certain intellectual property generated at the ICR using funding from Cancer Research UK or CRUK related to the field of protein degradation. In April 2018, we concurrently entered into a license agreement, or the License Agreement, with CRT and the ICR, and a formation and investment agreement, or the Formation and Investment Agreement with CRT and the ICR, pursuant to which we agreed to issue an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists as consideration for the rights granted under the License Agreement at a price per share of CHF 0.04 for an aggregate purchase price of CHF 40,000.

Collaboration and option agreement

In April 2018, we entered into the Collaboration and Option Agreement, with CRT, a wholly-owned subsidiary of CRUK, and the ICR, to support our early product develop as we built our internal capabilities. Under the Collaboration and Option Agreement, the ICR was responsible for performing certain research and development activities through December 31, 2020, or the Collaboration Term, which included assembling a library of cereblon-binding compounds and identifying and validating new biological target proteins for drug discovery through phenotypic cell based screening. During the Collaboration Term, we paid the ICR certain amounts to cover the cost of employing eight full-time employees and certain research outsourcing costs.

Under the Collaboration and Option Agreement, we are obligated to, among other things, use commercially reasonable efforts to (i) develop one or more products covered under the Collaboration and Option Agreement for use in human clinical trials, including at least one product with an application in oncology indication, (ii) pursue regulatory authorization for each product and, where applicable, price approval in at least one major market (iii) introduce and commercialize each product in major markets where regulatory authorization and, where applicable, price approval for such product has been obtained.

Pursuant to the Collaboration and Option Agreement, we may be obligated to pay CRT certain milestone payments upon the achievement of specific clinical progression events and sales-based royalties for certain products. Whether or not we are obligated to pay such milestones and royalties will depend on whether any product is subject to the Collaboration and Option Agreement. If owed, milestone payments could total up to $7.0 million for any first covered product we develop that is subject to the Collaboration and Option Agreement and $3.5 million for any additional covered product we develop that is subject to the Collaboration and Option Agreement. We may also be obligated to pay CRT low-single digit royalties on net sales on a product-by-product and country-by-country basis for any covered product that is subject to the Collaboration and Option Agreement. Our obligation to pay royalties will expire upon the later of (i) the expiration of the last patent which covers such product in such country; (ii) 10 years following the first commercial sale of such product in such country; and (iii) the expiration of any extended exclusivity period in the relevant country. We have paid $4.8 million under the Collaboration and Option Agreement for activities that occurred during the Collaboration Term.

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

Even though the Collaboration Term under the Collaboration and Option Agreement expired on December 31, 2020, the term of the Collaboration and Option Agreement itself continues until it is otherwise terminated by (i) either party in the event of an uncured material breach or upon an insolvency event, (ii) mutual agreement of the parties for any reason, (iii) us in the event that CRT and/or the ICR challenges the validity of any patent made or conceived pursuant to the research collaboration or if the joint steering committee determines that the continuation of the research collaboration would be commercially unreasonable, scientifically unviable, illegal or impossible or (iv) CRT and the ICR (acting together) in the event that any person who develops, sells or manufactures tobacco or otherwise makes a majority of its profits in the tobacco business acquires more than 50% of our voting securities or if we permanently abandon all discovery, development and commercialization efforts for all products covered under the research collaboration.

License agreement

Under the License Agreement, CRT and the ICR granted us a worldwide, exclusive, fully-paid, irrevocable, perpetual, sub-licensable license to (i) CRT and the ICR’s intellectual property rights in its compound library to research, develop and commercialize products that (a) contain or comprise such compounds or (b) are discovered, developed or generated using or incorporating CRT and the ICR’s existing intellectual property, or Licensed Products, and (ii) CRT and the ICR’s certain specified know-how and other intellectual property rights unrelated to its compound library to research, develop and commercialize products designed or intended to have a primary mechanism of action through cereblon-mediated protein degradation, or Protein Degradation Products, in each case of (i) and (ii), for the treatment, prevention and/or diagnosis of any and all diseases, disorders or conditions. CRT and the ICR also granted us a worldwide, non-exclusive, fully-paid, irrevocable, perpetual and sub-licensable license to certain of CRT and the ICR’s specified non-compound intellectual property rights and know-how to research, develop and commercialize Licensed Products and Protein Degradation Products for the treatment, prevention and/or diagnosis of any and all diseases, disorders or conditions. The foregoing exclusive license is subject to CRT and the ICR’s retained rights to practice certain specified licensed intellectual property rights to carry out noncommercial academic research and teaching.

In consideration for the rights granted under the License Agreement, we issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement for an aggregate purchase price of CHF 40,000 and paid CRT a technology access fee equal to approximately $42,000. The License Agreement will remain effective until terminated by written agreement between us, CRT and the ICR.

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

Competitors in our efforts to develop MGD therapeutics for patients, include, but are not limited to, BioTheryX Therapeutics, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Seed Therapeutics, Inc., Plexium Inc, Bristol-Myers Squib, and Novartis, all of whom have reported having MGD product candidates in preclinical or clinical development. In addition, lenalidomide and pomalidomide, which are both marketed by Bristol-Myers Squibb, have been shown to function as MGDs. Further, several large pharmaceutical companies have disclosed investments in this field.

In addition to the competitors we face in developing small molecule-based protein degraders, we will also face competition in the indications we expect to pursue with our MGD programs. Many of these indications already have approved standards of care which may include existing therapeutic modalities. In order to compete effectively with these existing therapies, we will need to demonstrate that our MGDs perform favorably when compared to existing therapeutics.

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

Intellectual property

We are an innovation-driven company and we seek to aggressively protect the innovations, intellectual property, and proprietary technology that we generate that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, innovations around our industry leading QuEENTM platform and our proprietary library of MGDs, as well as any other relevant innovations, inventions, and improvements that are considered potentially commercially relevant to the development of our business and to maintain our perceived competitive advantages. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, methods of administration including dosing methods, methods for monitoring potential clinical events, compositions and methods for personalizing, monitoring, and potentially refining clinical use, including biomarkers, processes of manufacture and process intermediates, where relevant. For our QuEENTM platform, we generally intend to pursue patent protection covering our approaches, methods, and research and development tools relevant to our degron database, our Rhapsody, tools, and our library of MGDs. We continually assess and iteratively refine our intellectual property strategies as we develop new innovations and product candidates. We currently plan to continue to invest in filing additional patent applications based on our intellectual property strategies to continue to build value in our business and/or to improve our business and potential partnering opportunities, where appropriate.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty, or PCT, patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and the validity and/or enforceability of any of our issued patents may be challenged by third parties. Further, as with other companies, the patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. Regarding obtaining issued patents, here in the United States as well as in other jurisdictions of interest to our business, the patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. Further, the laws governing the protection of intellectual property may change over time due to the issuance of new judicial decisions or the passage of new laws, rules or regulations. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and its scope can be reinterpreted and challenged even after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by valid, enforceable patents. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties.

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

Patents and Patent Applications

As of December 31, 2022, we solely owned a patent portfolio that included twenty-eight (28) pending patent families, including fourteen pending patent application filed under the Patent Cooperation Treaty and multiple pending United States provisional patent applications. Our portfolio is being built to cover our MGDs product candidates and various uses thereof, MGDs drawn to currently undisclosed target proteins and uses thereof, and our industry-leading QuEENTM platform, as further described below. Patent prosecution related to our portfolio is currently in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of any of our pending patent applications.

Wholly Owned Product Candidates

With respect to our GSPT1 program, as of December 31, 2022, our portfolio included eight pending PCT patent applications, two pending non-provisional patent application in the United States, and patent applications in Europe and Japan that cover various GSPT1-directed MGDs and uses thereof. These patent applications are drawn to composition of matter, pharmaceutical compositions, and methods of using our GSPT1-directed MGDs. We also owned one pending PCT application, that cover biomarkers related to use of our GSPT1-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patent drawn to our GSPT1-directed MGDs, if such patent is issued, would be 2040, excluding any additional term for available patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our CDK2 program, as of December 31, 2022, our portfolio included two pending PCT applications and two pending U.S. provisional patent applications that cover various CDK2-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these PCT applications or U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any additional term for available patent term adjustment or patent term extension.

With respect to our NEK7 program, as of December 31, 2022, our portfolio included two U.S. provisional patent applications that cover various NEK7-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any additional term for available patent term adjustment or patent term extension.

QuEENTM platform

With respect to our QuEENTM platform, as of December 31, 2022, our portfolio included four U.S. provisional patent applications and two pending U.S. provisional patent applications drawn to our QuEENTM platform and uses thereof for the design, discovery, and development of MGD product candidates. The earliest scheduled expiration of any U.S. or foreign patent issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any available additional term for patent term adjustment or patent term extension.

Trademarks

As of December 31, 2022, we owned various registered and unregistered trademarks in the United States, including Monte Rosa Therapeutics, our housemark logo, the name of our QuEENTM platform, and the name of our Glueomics resource.

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

Government regulation

The FDA and other regulatory authorities at federal, state and local level, as well as in foreign countries and local jurisdictions, extensively regulate among other things, the research, development, testing, manufacture, quality control, sampling, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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
•
submission to the FDA of a NDA;

•
a determination by the FDA within 60 days of its receipt of a New Drug Application, or an NDA, to accept the filing for review;
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

Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted Accelerated Approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after

120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

There have been executive, judicial and congressional challenges to certain aspects of the ACA Act as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted. By way of example, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year. This reduction went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022. Then, a 1% payment reduction will occur beginning April 1, 2022, through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. CMS has indicated that it is delaying the processing of claims in April to allow Congress to pass legislation that would extend the suspension. In addition, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

On August 16, 2022, the Inflation Reduction Act of 2022, or the IRA, was passed, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of IRA on our business and the healthcare industry in general is not yet known.

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
•
Federal transparency laws, including the federal Physician Payment Sunshine Act created under the ACA, and its implementing regulations, which requires manufacturers of certain drugs, devices, medical supplies, and biologics, among others, to track and disclose payments under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) and other transfers of value they make to U.S. physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website.
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

Privacy and data protection laws and regulations

We may be subject to Swiss, European, US federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the European Union, we may be subject to additional privacy restrictions. The collection and use of personal data including health information in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR as well as national data protection laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as including requirements relating to having legal bases for processing personal data relating to identifiable individuals and transferring such information outside the European Economic Area, or EEA, including to the U.S. (see below), providing details to those individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, the United Kingdom (UK) incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'), following its exit from the EU in 2020. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission or EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In Switzerland, we are also subject to comprehensive data protection requirements including the Swiss Federal Act on Data Protection, or the DPA, which imposes stringent rules on the processing of personal data including health related information.

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

Further, a new privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations relating to personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). While the legislation and proposed regulations include the CCPA and CPRA contain an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business. A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC, or Directive, on January 31, 2022. The Clinical Trials Regulation, which is directly applicable in all EU member states (meaning no national implementing legislation in each EU member state is required), aims to simplify and streamline the approval of clinical trials in the EU, for example by providing for a streamlined application procedure via a single entry point and simplifying reporting procedures for clinical trial sponsors.

Marketing authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product in the EU, a marketing authorization application, or MAA must be submitted. The process for doing this depends, among other things, on the nature of the medicinal product. Medicinal products must be authorized for marketing by using either the centralized authorization procedure or a national authorization procedures.

•
Centralized procedure—If pursuing an MA for a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid across the EU as well as the additional Member States of the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for certain expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, however this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024. Under this new framework, the MHRA will have regard to decisions on the approval of a marketing authorization made by the EMA and certain other regulators when considering whether to grant a UK marketing authorization. The MHRA also has the power to have regard to marketing authorizations approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting a marketing authorization in the UK or Great Britain.

Data and market exclusivity

In the EU, upon receiving an MA, innovative medicinal products, sometimes referred to as new chemical entities (i.e., reference products) generally qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the non-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic/biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU or Member State regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Orphan medicinal products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of a significant benefit to those affected by that condition. The application for orphan designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of an MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted by the EMA for the same indication in respect of a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be revoked in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior than the authorized product; (ii) the marketing authorization holder of the authorized product consents to such revocation; or (iii) the marketing authorization holder of the authorized product cannot supply enough orphan medicinal product.

Pediatric development

In the EU, MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity is granted. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs. All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom formally left the European Union on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns in many ways with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Employees and human capital resources

As of December 31, 2022, we had 123 full-time employees, of which 67 have M.D. or Ph.D. degrees. Within our workforce, 100 employees are engaged in research and development and 23 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Facilities

Our corporate headquarters is located in Boston, Massachusetts, where we currently lease and occupy approximately 16,748 square feet of office space at 645 Summer Street, Boston, MA 02210. On May 5, 2022, we entered into an Agreement for Termination of Lease, or the Lease Termination Agreement, with OPG MP Parcel Owner (DE) LLC, or the Summer Street Landlord, which, subject to the Summer Street Landlord executing a lease with a new tenant, provided us with the option to terminate the existing lease agreement. On August 8, 2022, the termination condition was met. As a result, pursuant to the Lease Termination Agreement, the 645 Summer Street lease will terminate on June 1, 2023. In December 2021, we executed a lease with B9 LS Harrison & Washington LLC, or the Harrison Avenue Landlord, for approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Boston, Massachusetts, or the Premises, which is expected to serve as our new headquarters beginning in the second quarter of 2023. Our obligation to pay rent pursuant to the lease began on December 21, 2022. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for five (5)-years upon notice to the Harrison Avenue Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease. We have an additional location used for office and lab space that occupies approximately 21,422 square feet located at Klybeckstrasse 191, WKL-136.3, 4057 Basel, Basel-City, Switzerland. The current term of our Basel lease expires in March 2026.

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

Available Information

Investors and others should note that we announce material information to our investors using our investor relations website (https://ir.monterosatx.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and our Twitter (@MonteRosaRx), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. Our filings with the SEC are available on the SEC’s website at www.sec.gov.

We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 645 Summer Street, Boston, MA 02210.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation as Monte Rosa Therapeutics AG in 2018, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our Quantitative and Engineered Elimination of Neosubstrates drug discovery platform, or our QuEENTM platform, building our proprietary library of MGDs, developing our pipeline of product candidates, building our intellectual property portfolio, undertaking preclinical and IND-enabling studies of our lead product candidates, including MRT-2359, and conducting our first clinical trial. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as the ongoing COVID-19 pandemic or the effect of sanctions imposed by the U.S. and other countries in response to the war in Ukraine. We will need to transition from a company focused on research and early-stage development to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library, and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. As of December 31, 2022, our cash, cash equivalents, restricted cash and marketable securities were $268.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $230.5 million as of December 31, 2022. For the years ended December 31, 2022 and 2021, we reported net losses of $108.5 million and $74.0 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359;
•
continue preclinical activities for our NEK7, CDK2, VAV1 and sickle cell disease or SCD and other currently undisclosed programs;
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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of economic slowdowns or the ongoing evolution of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We are very early in our development efforts. All but one of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to become profitable depends upon our ability to generate revenue. To date we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
our plans to submit IND applications to the FDA for our future product candidates;
•
our ability to timely and successfully complete preclinical studies and clinical trials for MRT-2359 and our NEK7, CDK2, VAV1 and sickle cell disease or SCD programs, and other current or future product candidates;
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

We are currently progressing our Phase 1/2 trial of MRT-2359 and advancing multiple discovery programs through the preclinical stages of drug development across a number of potential indications. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We expect that the net proceeds from our initial public offering, or IPO, together with our existing cash and cash equivalents and marketable securities, will be sufficient to fund our operations into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of regulatory review of our current or future product candidates;
•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the ongoing COVID-19 pandemic or other geopolitical events;
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

Risks related to our business and industry

Risks related to drug development and regulatory approval

Our approach to the discovery and development of product candidates based on our QuEENTM platform is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates.

Our QuEENTM platform is a relatively new technology. Our future success depends on the successful development of this novel product candidate development approach. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully target therapeutically-relevant proteins using MGDs requires the successful development of MGDs developed via our QuEENTM platform. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover MGDs by matching the right target and its degron with the ideal E3 ligase in a timely manner, or at all. We have only initiated clinical development of our lead product candidate, and there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether our approaches will result in the development and marketing approval of any product candidates. Any development problems we experience in the future related to our QuEENTM platform or any of our discovery programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies and clinical trials, or any clinical trials that we may initiate in the future or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to apply our QuEENTM platform and product pipeline to address a broad array of target proteins in various therapeutic areas. The discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating oncology, inflammatory, immunologic and other diseases, and neurodegenerative or other neurologic diseases. Our discovery programs may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

All of our pipeline programs other than MRT-2359 are currently in preclinical development. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we raised in our IPO. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of an NDA from the FDA, or in the EEA, until we receive approval of a marketing authorization application, or an MAA, from the EMA, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive, and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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
•
the CROs that we retain to conduct our preclinical studies and clinical trials may take actions outside of our control that materially adversely impact our preclinical studies and clinical trials;
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

We may not be able to initiate our planned clinical trials or continue our ongoing trial on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Patient enrollment for our ongoing clinical trial and any of our future clinical trials may be affected by other factors including:

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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates is currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our GSPT1 program developed a product candidate, MRT-2359, for the treatment of cancers dependent on or characterized by the expression of high levels of MYC family genes, our NEK7 program will develop a product candidate for the treatment of inflammatory diseases, our CDK2 program will develop a product candidate for the treatment of cancers such as ovarian and breast cancers, our VAV1 program will develop a product candidate for the treatment of T and B cell malignancies and autoimmune diseases, and our sickle cell disease or SCD program will develop a product candidate for the treatment of sickle cell disease and ß-Thalassemia. The total addressable market opportunity for product candidates from these discovery programs and future product candidates will ultimately depend upon, among other things, its proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than MRT-2359, which is being evaluated in an ongoing clinical trial, we are currently selecting lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
transfer of manufacturing processes to larger-scale facilities operated by a CMO and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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

The results of preclinical testing and early clinical trials may not be predictive of the results of later preclinical studies and clinical trials, and the results of our current and future clinical trials may not satisfy the requirements of the FDA or other comparable regulatory authorities. If we cannot replicate the positive results from our preclinical studies of our current or future product candidates in our current or future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our current or future product candidates.

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

The COVID-19 pandemic and the emergence of new variant strains of COVID-19, including the omicron variant and subvariants, and government measures taken in response, have had a significant impact, both direct and indirect, on businesses and commerce. In response to the spread of COVID-19, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including by limiting the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to our non-laboratory based employees, such as clinical, manufacturing, finance, administrative, quality, regulatory and program managers, and a phased approach to bringing personnel back to our locations over time. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business and preclinical studies, including:

•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
interruption of, or delays in receiving, supplies of our product candidates from our CMOs, due to staffing shortages, production slowdowns or stoppages, disruptions in delivery systems and the diversion of resources to prioritize manufacturing products that are related to treating or preventing COVID-19;
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

Health regulatory agencies globally may experience disruptions in their operations as a result of the ongoing COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced and review, inspection, and other timelines may be materially delayed. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. Any delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Our current or future product candidates may cause adverse or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our current or future product candidates could cause us to interrupt, delay or halt preclinical studies or could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. As is the case with many treatments for cancer, inflammatory and autoimmune diseases, neurodegeneration or other diseases it is likely that there may be adverse side effects associated with the use of our product candidates. Additionally, a potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein, in itself, could cause adverse events, undesirable side effects, or unexpected consequences. It is possible that healthy proteins or proteins not targeted for degradation could be degraded using our MGD molecules in any of our planned or future clinical studies. There is also the potential risk of delayed adverse events following treatment using any of our current or future product candidates.

These side effects could arise due to off-target activity, allergic reactions in trial subjects or unwanted on-target effects in the body. Results of our current or planned clinical trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our current or future product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We may also seek Fast Track Designation for one or more of our current or future product candidates. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The sponsor of a product candidate with Fast Track Designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider reviewing sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, such as the Fast Track

Designation we received for MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

We may seek approval from the FDA through the use of the accelerated approval pathway. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the Agency for review during the pre-approval review period. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the drug will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, continued compliance with cGMPs and GCPs, and applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our current or future product candidates may also be subject to limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the drug. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Then, a 1% payment reduction will occur beginning April 1, 2022, through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for pharmaceutical and biological products. At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 9, 2021, President Biden issued an executive order affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

On November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule.

Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The IRA further delayed implementation of this rule to January 1, 2032.

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's or PhRMA motion for summary judgment invalidating the accumulator adjustment rule.

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

We and any third parties that we contract with are required to comply with regulations and requirements, including GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or the third parties we contract with fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCP requirements. In addition, our clinical trials must be conducted with current or future product candidates produced under cGMP regulations and will require a large number of study subjects. Our failure or the failure of third parties that we may contract with to comply with these regulations or to recruit a sufficient number of subjects may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, including their conduct, timing and response to the ongoing COVID-19 pandemic, will be outside of our direct control. Our reliance on third parties to conduct our ongoing clinical trial and future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff, and we cannot control whether or not they will devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

In addition, some of our suppliers are located outside of the United States. We currently have a supplier based in Ukraine which supplies us with services and materials related to the ongoing expansion of our library of MGDs. Although we have reduced the work done by this supplier, continued Ukrainian geopolitical developments, including military activities related to Russia’s invasion of Ukraine, could adversely affect the ability for such supplier to meet our ongoing demand. We also have a supplier based in China which supplies us with services and materials to support the ongoing expansion of our library of MGDs and materials for use in the pre-clinical and clinical development of our product candidates, including for MRT-2359, and recent changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could affect the ability for such supplier to meet our ongoing demand. Disruptions in our suppliers ability to meet our ongoing demand could have an adverse effect on our business and could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Manufacturing our current or future product candidates is complex and we may encounter difficulties in production. If we encounter such difficulties, our ability to provide supply of our current or future product candidates for our preclinical studies and clinical trials or for commercial purposes could be delayed or stopped.

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

In order to commercially produce our products either at our own facility or at a third party’s facility, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages in qualified personnel. We and our third-party manufacturers are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our current or future product candidates, including leading to significant delays in the availability of our product candidates for our future clinical trials or the termination of or suspension of a future clinical trial, or the delay or prevention of a filing or approval of marketing applications for our current or future product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our current or future product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary QuEENTM platform, our GSPT1 program, including our product candidate named MRT-2359, NEK7, CDK2, VAV1 and sickle cell disease or SCD programs, which are our four most advanced preclinical stage pipeline programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

As of December 31, 2022, we owned patent applications related to our QuEEN™ platform, our CDK2 program, our NEK7 program, and our GSPT1 program, including GSPT1-directed MGDs, biomarkers related to these compounds. We currently do not own any issued patents. Further, patent prosecution related to our pending patent applications is in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of any of our pending patent applications.

As of December 31, 2022, our patent portfolio covering GSPT1-directed MGDs and uses thereof included ten patent families, our patent portfolio related to our QuEEN™ platform included six patent families, our patent portfolio related to our CDK2 program included four patent families, and our patent portfolio related to our NEK7 program included two patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our QuEEN™ platform and our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The intellectual property landscape relevant to our products and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the valid and enforceable intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, the QuEENTM platform, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, or from using our proprietary technologies, including our QuEENTM platform, unless the third-party licenses its product rights to us, which it is not required to do on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates or the QuEENTM platform may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals and engage the services of consultants who previously worked for other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending and we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, the QuEEN™ platform, or other technologies, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.

We will not obtain patent or other intellectual property protection for any current or future product candidates in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates, the QuEEN™ platform, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, the QuEEN™ platform, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

In addition, our current and future intellectual property license agreements may require us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements (including as a result of COVID-19 impacting our operations), we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the QuEENTM platform, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the U.S. and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000, and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. As mentioned above, patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates. We may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates.

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

We are highly dependent on the research and development, clinical and business development expertise of Markus Warmuth, M.D., our Chief Executive Officer, Owen Wallace, Ph.D., our Chief Scientific Officer, John Castle, Ph.D., our Chief Data Scientist, Sharon Townson, our Chief Technology Officer, Filip Janku, our Chief Medical Officer, Ajim Tamboli, our Chief Financial Officer, Jullian Jones, our Chief Business Officer, Philip Nickson, our General Counsel, and Jennifer Champoux, our Chief People and Operations Officer, as well as the other principal members of our management and scientific teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time.

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

As of December 31, 2022, we had 123 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

Risks related to our common stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

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

The stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to geopolitical events or the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 10, 2023, we have outstanding a total of 49,359,033 shares of common stock.

In addition, 12,264,830 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates represents beneficial ownership, in the aggregate, of approximately 30.6% of our outstanding common stock. In addition, six of our directors, including our chief executive officer, are affiliated with our principal stockholders. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests with respect to their common stock that are different from our other stockholders. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•
delaying, deferring or preventing a change of control of us;
•
impeding a merger, consolidation, takeover or other business combination involving us; or
•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. At the time of the closure, we had cash totaling about 2% of our total cash, cash equivalents, and marketable securities held in operating accounts and money market accounts at SVB. We received full access to this cash on March 13, 2023.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further volatility in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to be volatile it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and a general economic downturn.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of data from preclinical studies or clinical trials for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had federal and state net operating loss carryforwards of $3.9 million and $5.8 million, respectively, which begin to expire in various amounts in 2039 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2019, which are not subject to expiration). As of December 31, 2022, we had foreign net operating loss carryforwards of $191.1 million that expire in 2026. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $1.1 million and $0.6 million, respectively, which begin to expire in 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal offices occupy approximately 16,748 square feet of leased office space in Boston, Massachusetts. The current term of our Boston lease expires in June 2023.

As noted above, in December 2021, we executed a lease with the Harrison Avenue Landlord for approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Boston, Massachusetts, which is expected to serve as our new headquarters beginning in the second quarter of 2023. Our obligation to pay rent pursuant to the lease began on December 21, 2022. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for five (5)-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease.

We have an additional location used for office and lab space that occupies approximately 21,422 square feet located in Basel-City, Switzerland. The current term of our Basel lease expires in March 2026.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 16, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock began trading on The Nasdaq Global Select Market on June 24, 2021, under the symbol “GLUE”. Prior to that time, there was no public market for our common stock.

Holders of record

As of March 10, 2023, we had approximately 20 holders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent sales of unregistered equity securities

None.

Use of proceeds from initial public offering

On June 28, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 11,700,000 shares of our common stock at a public offering price of $19.00 per share. On July 23, 2021, the underwriters exercised their option to purchase additional shares in full and we issued 1,755,000 shares of our common stock at the price of $19.00 per share.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk Factors” included elsewhere in this Annual Report.

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation platform, called QuEENTM, to enable our unique, target-centric, MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. To date, we have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock, and common stock.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, our initial public offering and at-the-market offerings. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $108.5 million and $74.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $230.5 million and $268.1 million of cash, cash equivalents, restricted cash, and marketable securities.

Business effects of COVID-19

The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and has affected, and may continue to affect our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. To date, our financial conditions and operations have not been significantly impacted by the COVID-19 pandemic; however, the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may develop concerning COVID-19, the emergence of new variants and subvariants and the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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
•
laboratory and vendor expenses related to the execution of preclinical and clinical studies;
•
laboratory supplies and materials used for internal research and development activities; and
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and multiple sickle cell disease, or SCD targets. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; (iii) proceeds from the sale of lab equipment; and (iv) changes in the fair value of our preferred stock tranche obligations.

Results of operations for the years ended December 31, 2022 and 2021

The following sets forth our results of operations:

	Year ended December 31,
(in thousands)	2022	2021	Dollar change
Operating expenses:
Research and development	$85,061	$57,155	$27,906
General and administrative	27,323	15,727	11,596
Total operating expenses	112,384	72,882	39,502
Loss from operations	(112,384)	(72,882)	(39,502)
Other income (expense)	3,883	(1,076)	4,959
Net loss	$(108,501)	$(73,958)	$(34,543)

Research and development expenses

Research and development expenses were comprised of:

	Year ended December 31,
(in thousands)	2022	2021	Dollar change
External research and development services	$35,374	$26,222	$9,152
Personnel costs	27,386	18,254	9,132
Laboratory and related expenses	7,433	6,032	1,401
Facility costs and other expenses	14,868	6,647	8,221
Research and development expenses	$85,061	$57,155	$27,906

As of December 31, 2022, and December 31, 2021, respectively, we had 100 and 73 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program, including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs, including for CDK2, NEK7, VAV1, multiple SCD targets, and other discovery efforts. The increase for the year ended December 31, 2022, as compared to 2021 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities as well as corresponding increases in laboratory related expenses. Research and development expenses included non-cash stock-based compensation of $6.1 million and $2.6 million for the years end December 31, 2022, and 2021, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Year ended December 31,
(in thousands)	2022	2021	Dollar change
Personnel costs	$15,387	$9,484	$5,903
Professional services	4,467	2,761	1,706
Facility costs and other expenses	7,469	3,482	3,987
General and administrative expenses	$27,323	$15,727	$11,596

As of December 31, 2022, and December 31, 2021, respectively, we had 23 and 20 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the year ended December 31, 2022, as compared to 2021 as a result of increased headcount and expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $5.6 million and $2.6 million for the years end December 31, 2022, and 2021, respectively.

Other expenses, net

Other income (expense), net was comprised of:

	Year ended December 31,
(in thousands)	2022	2021
Interest income, net	$3,764	$46
Foreign currency exchange gain (loss), net	10	(162)
Gain on disposal of fixed assets	109	—
Changes in fair value of preferred stock tranche obligations, net	—	(960)
Other income (expense)	$3,883	$(1,076)

The increase in interest and other income for the year ended December 31, 2022, is principally attributable to interest income on marketable securities purchased in 2022.

Foreign exchange gains on transactions of our Swiss subsidiary denominated in currency other than the U.S. dollar increased in the year ended December 31, 2022, as to compared to the year ended December 31, 2021, principally due to the strengthening of the U.S Dollar with respect to, principally, the Swiss Franc.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible preferred stock and common stock.

In July 2022, we entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock having aggregate gross proceeds of up to $100 million from time to time in at-the-market offerings through Jefferies as sales agent. During the year ended December 31, 2022, we sold 2,482,008 shares of our common stock resulting in net proceeds of $19.7 million.

As of December 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities, of $268.1 million and an accumulated deficit of $230.5 million. We believe that our cash, cash equivalents, restricted cash, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of these financial statements.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(92,466)	$(59,363)
Investing activities	(219,219)	(9,653)
Financing activities	20,466	377,562
Net (decrease) increase in cash, cash equivalents and restricted cash	$(291,219)	$308,546

Operating activities

During the year ended December 31, 2022, net cash used in operating activities of $92.5 million was attributable to our net loss of $108.5 million and a $2.1 million net change in our operating assets and liabilities, off-set by $18.2 million in non-cash charges. Non-cash charges primarily include stock-based compensation expense of $11.7 million, depreciation expense of $3.7 million, and non-cash lease expense of $4.8 million.

During the year ended December 31, 2021, net cash used in operating activities of $59.4 million was attributable to our net loss of $74.0 million off-set by a $6.3 million net change in our operating assets and liabilities and $8.3 million in non-cash charges. Non-cash charges include stock-based compensation expense of $5.2 million, depreciation expense of $2.1 million, and changes in the fair value of our preferred stock tranche obligation of $1.0 million.

Investing activities

Cash used in investing activities of $219.2 million during the year ended December 31, 2022, was primarily attributable to purchases of marketable securities of $384.4 million and purchases of property and equipment of $12.9 million, off-set by proceeds from the maturity of marketable securities of $178.0 million.

For the year ended December 31, 2021, our investing activities consisted of purchases of property and equipment of $9.7 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2022, amounted to $20.5 million principally attributable to the sale of 2,482,008 shares of common stock sold in an at-the-market offering pursuant to the Sales Agreement for aggregate net proceeds $19.7 million after deducting underwriters discounts and commissions and other offering costs, proceeds from the exercise of stock options of $0.4 million, and proceeds from the issuance of shares under our employee stock purchase plan of $0.3 million.

Net cash provided by financing activities for the year ended December 31, 2021, amounted to $377.6 million comprised principally of aggregate net proceeds upon the issuance of our Series B and Series C convertible preferred stock in February and March 2021, respectively, and the issuance of common stock in our IPO in June 2021.

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

Based upon our current operating plan, we believe that the existing cash, cash equivalents, restricted cash, and marketable securities of $268.1 million, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders, will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter;
•
the expenses needed to attract and retain skilled personnel;
•
the costs associated with being a public company;
•
the timing, receipt and amount of sales of any future approved or cleared products, if any; and
•
the impact of global economic and political developments, the COVID-19 pandemic and the corresponding responses of businesses and governments.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and development expense and accruals

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for development of our technology platform and the discovery and development of our product candidates and include: employee-related expenses, including salaries, benefits and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, including preclinical testing organizations, non-profit institutions and consultants; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

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

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

License agreement

In April 2018, we entered into separate license, collaboration, and investment agreements with CRT and the ICR for the purpose of development in the field of cereblon-mediated protein degradation. Pursuant to the License Agreement, CRT and the ICR granted us certain exclusive and non-exclusive, worldwide, and sublicensable licenses under CRT’s and the ICR’s intellectual property rights in the field of cereblon mediated protein degradation to discover, research, develop, have developed, use, keep, make, have made, market, import, offer for sale, and sell products in the field of cereblon-mediated protein degradation.

In consideration for the rights granted under the License Agreement, we issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement for an aggregate purchase price of CHF 40,000 and paid CRT an immaterial technology access fee. The License Agreement will remain effective until terminated by written agreement between us, CRT and the ICR.

Under the Collaboration Agreement, we may be obligated to make certain milestone payments for achieving specific clinical progression events for certain products, solely to the extent such products are subject to the Collaboration Agreement. If owed, these milestones would aggregate up to $7 million for any covered first product candidate and $3.5 million for any subsequent product candidate. In addition, the Company may be obligated to pay low single-digit royalties on net sales for any covered product on a country by country basis until the later of (a) the date when the manufacture, use, offer for sale, sale or importation of such product is no longer covered by a valid claim in the country of sale, use or manufacture; (b) ten years from the first commercial sale of such product in the relevant country; and (c) the expiry of any extended exclusivity period granted with respect to an orphan drug designation, pediatric designation or other exclusivity in the relevant country. See the section entitled “Business—Our services, collaboration and licenses agreements” elsewhere in this Annual Report as well as Note 8 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our collaboration and license agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

Material weaknesses, previously disclosed in the Annual Report on Form 10-K for the period ending December 31, 2021, and the subsequently filed Form 10-Qs, have been remediated as of December 31, 2022. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be set forth in the “Proposal No. 1 – Election of Class II Directors” and “Corporate Governance” sections of our definitive proxy statement relating to our 2023 annual meeting of shareholders, or the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

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
3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on June 28, 2021)

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K (File No. 001-40522)) filed on June 28, 2021)

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 28, 2021)
4.2

Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed March 29, 2022)

10.1#

2020 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)

10.2#

2021 Stock Option and Incentive Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.2 of the Registrant’s Registration Statement on Form S-8 (File No. 333-257406) filed on June 25, 2021)

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-256773) filed on June 28, 2021)
10.4#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.5#	Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.6#	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.7#

Employment Agreement between the Registrant and Markus Warmuth, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.8#

Employment Agreement between the Registrant and Ajim Tamboli, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.9#

Employment Agreement between the Registrant and Owen Wallace, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.10#

Employment Agreement between the Registrant and Filip Janku, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.11†	License Agreement, dated as of April 10, 2018, among Cancer Research Technology Limited, The Institute of Cancer Research: Royal Cancer Hospital and Monte Rosa Therapeutics AG

(incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.12†

Collaboration and Option Agreement, among Cancer Research Technology Limited, The Institute of Cancer Research: Royal Cancer Hospital and Monte Rosa Therapeutics AG, as amended (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)

10.13

Lease Agreement, dated September 23, 2020, between OPG MP Parcel Owner (DE) LLC and the Company (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)

10.14

Lease Agreement between the Registrant and B9 LS Harrison & Washington LLC, dated December 14, 2021 (incorporated by reference by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed March 29. 2022)

10.15#

Employment Agreement between the Registrant and Jullian Jones, effective as of June 28, 2021, as amended by the First Amendment to Employment Agreement, effective as of December 1, 2021 (incorporated by reference by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K filed March 29. 2022)

10.16#

Amended and Restated Employment Agreement between the Registrant and Philip Nickson, effective as of March 1, 2022 (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed March 29, 2022)

10.17

Agreement for Termination of Lease, by and between the Registrant and OPG MP Parcel Owner (DE) LLC, dated May 5, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2022)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Management compensatory plan, contract, or arrangement

† Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 16, 2023	By:	/s/ Markus Warmuth
Markus Warmuth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Warmuth	President, Chief Executive Officer and Director	March 16, 2023
Markus Warmuth, M.D.	(Principal Executive Officer)

/s/ Ajim Tamboli	Chief Financial Officer	March 16, 2023
Ajim Tamboli, CFA.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alexander Mayweg	Director	March 16, 2023
Alexander Mayweg

/s/ Ali Behbahani	Director	March 16, 2023
Ali Behbahani

/s/ Kimberly L. Blackwell	Director	March 16, 2023
Kimberly L. Blackwell

/s/ Andrew Schiff	Director	March 16, 2023
Andrew Schiff

/s/ Chandra P. Leo	Director	March 16, 2023
Chandra P. Leo

/s/ Christine Siu	Director	March 16, 2023
Christine Siu

Index to Consolidated financial statements

Page
Report of independent registered public accounting firm (PCAOB ID No. 34)	F-

Audited consolidated financial statements

Consolidated balance sheets	F-2
-
Consolidated statements of operations and comprehensive income (loss)	F-3

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)	F-4

Consolidated statements of cash flows	F-5

Consolidated financial statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monte Rosa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monte Rosa Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted FASB Accounting Standards Codification Topic 842, Leases, using the modified retrospective approach.

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
March 16, 2023

We have served as the Company's auditor since 2021.

Monte Rosa Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$54,912	$346,071
Marketable securities	207,914	—
Other receivables	7,656	—
Prepaid expenses and other current assets	4,444	2,595
Current restricted cash	960	—
Total current assets	275,886	348,666
Property and equipment, net	27,075	12,325
Operating lease right-of-use assets	34,832	—
Restricted cash, net of current	4,318	5,338
Other long-term assets	278	—
Total assets	$342,389	$366,329
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,862	$6,558
Accrued expenses and other current liabilities	14,580	10,080
Current portion of operating lease liability	3,127	—
Total current liabilities	25,569	16,638
Defined benefit plan liability	1,533	2,176
Operating lease liability	43,874	—
Total liabilities	70,976	18,814
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 49,445,802 shares issued and 49,323,531 shares outstanding as of December 31, 2022; and 500,000,000 shares authorized, 46,794,295 shares issued and 46,535,966 shares outstanding as of December 31, 2021	5	5
Additional paid-in capital	503,696	471,566
Accumulated other comprehensive loss	(1,752)	(2,021)
Accumulated deficit	(230,536)	(122,035)
Total stockholders’ equity	271,413	347,515
Total liabilities and stockholders’ equity	$342,389	$366,329

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of operations and comprehensive income (loss)

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$85,061	$57,155
General and administrative	27,323	15,727
Total operating expenses	112,384	72,882
Loss from operations	(112,384)	(72,882)
Other income (expense):
Interest income, net	3,764	46
Foreign currency exchange gain (loss), net	10	(162)
Gain on disposal of fixed assets	109	—
Changes in fair value of preferred stock tranche obligations, net	—	(960)
Total other income (expense)	3,883	(1,076)
Net loss	$(108,501)	$(73,958)
Net loss per share attributable to common stockholders—basic and diluted	$(2.30)	$(2.96)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	47,227,370	25,000,124
Comprehensive loss:
Net loss	$(108,501)	$(73,958)
Other comprehensive gain (loss):
Provision for pension benefit obligation	718	(965)
Unrealized loss on available-for-sale securities	(449)	—
Comprehensive loss	$(108,232)	$(74,923)

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity (deficit)
Balance—January 1, 2021	53,631,514	$67,764	1,685,534	$1	$404	$(1,056)	$(48,077)	$(48,728)
Issuance of Series B convertible preferred stock, net of issuance costs of $68	24,000,000	68,571	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $163	32,054,521	94,837	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(109,686,035)	(231,172)	31,068,102	3	231,170	—	—	231,173
Issuance of common stock in connection with initial public offering, net of issuance costs of $21,001	—	—	13,455,000	1	234,644	—	—	234,645
Restricted common stock vesting	—	—	236,949	—	—	—	—	—
Exercise of common stock options	—	—	90,381	—	148	—	—	148
Stock-based compensation expense	—	—	—	—	5,200	—	—	5,200
Provision for pension benefit obligation	—	—	—	—	—	(965)		(965)
Net Loss	—	—	—	—	—	—	(73,958)	(73,958)
Balance—December 31, 2021	—	$—	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	—	—	136,058	—	—	—	—	—
Exercise of common stock options	—	—	117,552	—	439	—	—	439
Stock-based compensation expense	—	—	—	—	11,664	—	—	11,664
Provision for pension benefit obligation	—	—	—	—	—	718	—	718
Issuance of common stock, net of issuance costs of $984	—	—	2,482,008	—	19,691	—	—	19,691
Unrealized loss on available-for-sale securities	—	—	—	—	—	(449)	—	(449)
Issuance of shares under employee stock purchase plan	—	—	51,947	—	336	—	—	336
Net Loss	—	—	—	—	—	—	(108,501)	(108,501)
Balance—December 31, 2022	—	$—	49,323,531	$5	$503,696	$(1,752)	$(230,536)	$271,413

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(108,501)	$(73,958)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,664	5,200
Depreciation	3,745	2,132
Noncash lease expense	4,814	—
Net accretion of discounts/premiums on marketable securities	(1,945)	—
Changes in fair value of preferred stock tranche obligations	—	960
(Gain) loss on disposal of property and equipment	(109)	17
Changes in operating assets and liabilities
Other receivables	(187)	—
Prepaid expenses and other current assets	(2,127)	(704)
Accounts payable	(744)	(706)
Accrued expenses and other current liabilities	1,031	6,587
Defined benefit plan liability	74	1,109
Right-of-use assets and operating lease liabilities	(181)	—
Net cash used in operating activities	$(92,466)	$(59,363)
Cash flows from investing activities:
Purchases of property and equipment	(12,911)	(9,732)
Proceeds from sale of property and equipment	109	79
Purchases of marketable securities	(384,417)	—
Proceeds from maturities of marketable securities	178,000	—
Net cash used in investing activities	$(219,219)	$(9,653)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	143,000
Payment of convertible preferred stock issuance costs	—	(231)
Proceeds from initial public offering, net of underwriting discount of $17,895	—	237,750
Issuance of common stock, net of underwriting discount of $620	20,055	—
Payment of initial public offering issuance costs	—	(3,106)
Payment of common stock issuance costs	(364)	—
Proceeds from exercise of employee stock options	439	149
Proceeds from employee stock purchase plan	336	—
Net cash provided by financing activities	$20,466	$377,562
Net (decrease) increase in cash, cash equivalents and restricted cash	$(291,219)	$308,546
Cash, cash equivalents and restricted cash—beginning of period	351,409	42,863
Cash, cash equivalents and restricted cash—end of period	$60,190	$351,409
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$54,912	$346,071
Restricted cash	5,278	5,338
Total cash, cash equivalents and restricted cash	$60,190	$351,409
Supplemental disclosure of noncash items
Conversion of convertible preferred stock into common stock	$—	$231,172
Settlement of preferred stock tranche obligation	$—	$20,640
Reduction of right-of-use assets for lease incentives receivable	$7,469	$—
Purchases of property and equipment in accounts payable and accrued expenses	$6,240	$656

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the consolidated financial statements

1. Description of business and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. As used in these consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corp. Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

Risks and uncertainties

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, the successful discovery and development of its product candidates, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing.

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

As of December 31, 2022, the Company had an accumulated deficit of $230.5 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $108.5 million and $74.0 million for the years ended December 31, 2022, and 2021, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $262.8 million as of December 31, 2022, will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to accrued research and development expenses, other long-lived assets, pension benefit obligation, stock-based compensation and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of the Company’s wholly owned subsidiary, Monte Rosa Therapeutics AG, is the U.S. dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in foreign currency exchange gain (loss), net in the consolidated statements of operations.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company’s cash equivalents at December 31, 2022 and 2021 consist of bank demand deposits and money market fund investments.

The Company had restricted cash of $5.3 million as of December 31, 2022, and 2021, primarily related to security deposits on its leases for offices in Boston, Massachusetts and Basel, Switzerland.

Marketable securities

Investments in marketable securities are classified as available-for-sale. Available-for-sale securities are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity. Premiums or discounts from par value are amortized to investment income over the life of the underlying investment. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date.

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statements of operations and comprehensive loss. If any adjustment is required to reflect a decline in the value of the investment that the Company considers to be “other than temporary”, the Company recognizes a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company has invested in cash and cash equivalents at December 31, 2022 and 2021, held in a financial institution that management believes is creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it in not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Property and equipment

Property and equipment are stated at cost, subject to adjustments for impairments, less accumulated depreciation. Purchased assets that are not yet in service are classified as construction-in-process and no depreciation expense is recorded. Depreciation is calculated using the straight-line method over the estimated useful life of the asset as follows:

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

Impairment of long-lived assets

The Company evaluates whether current facts or circumstances indicate that the carrying values of its long-lived assets may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets is compared to the carrying value the assets to determine whether impairment exists. If the assets are determined to be impaired, the loss is measured based on the difference between the fair value and carrying value of the assets. No material impairment losses were recorded during the periods presented.

Research and development expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred for the research and development of its product candidates and include expenses incurred under agreements with consultants to conduct preclinical and clinical studies, costs to acquire supplies for preclinical and clinical studies, salaries and related personnel costs, including stock-based compensation, depreciation and other allocated facility-related and overhead expenses.

Accrued research and development costs

The Company records accruals for estimated costs of discovery research activities, preclinical, and clinical studies. A portion of the Company’s research and development activities are conducted by third-party service providers. The financial terms of these contracts are subject to negotiation, which vary by contract and may result in payments that do not match the periods over which materials or services are provided. The Company accrues the costs incurred under the agreements based on an estimate of actual work completed in accordance with the agreements. In the event the Company makes advance payments for goods or services that will be used or rendered for future research and development activities, the payments are deferred and capitalized as a prepaid expense and recognized as expense as the goods are received or the related services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized. If the Company does not identify costs that have begun to be incurred or if the Company underestimates or overestimates the level of services performed or the costs of these services, actual expenses could differ from the Company’s estimates.

Preferred stock tranche obligations

Included in the terms of the Series A and Series B Preferred Stock Purchase Agreements were certain rights, or Tranche Rights, granted to the investors who purchased the Series A and Series B Preferred. The Series A Tranche Rights gave the investor the option to purchase up to an aggregate of 15,000,000 additional shares of Series A Preferred at $1.00 per share. The Series B Tranche Rights gave investors the option to purchase up to an aggregate of 24,000,000 shares of Series B Preferred at $2.00 per share. The Company concluded that both the Series A and the Series B Tranche Rights met the definition of a freestanding financial instrument, as the Series A and Series B Tranche Rights were legally detachable and separately exercisable from the Series A and Series B Preferred. At initial recognition, the Company recorded these Series A and Series B Tranche Rights as a liability on the balance sheets at its estimated fair value. The Series A and Series B Preferred Stock Tranche Obligations are subject to remeasurement at each balance sheet date, with changes in fair value recognized in changes in fair value of Preferred Stock Tranche Obligations on the Company’s consolidated statements of operations and comprehensive loss. Immediately prior to consummation of our IPO in June 2021, all outstanding shares of the Company's Series A, Series A-2, Series B and Series C convertible preferred stock were converted into 31,068,102 shares of common stock. As such, there was no value recorded for preferred stock tranche obligations on the consolidated balance sheets as of December 31, 2022 and 2021.

Stock-based compensation

Stock-based compensation expense related to stock options granted to employees, directors and non-employees is recognized based on the grant-date estimated fair values of the awards using the Black-Scholes option pricing model, or Black-Scholes. Stock-based compensation expense related to stock options and other stock based awards granted to employees and non-employees is recognized based on the grant-date fair value of the Company’s common stock. The value is recognized as expense ratably over the requisite service period, which is generally the vesting term of the award. For stock options with performance-based vesting conditions, the Company records the expense for these awards based upon the fair value of the awards on the date of grant and the number of shares expected to vest based on the terms of the underlying award agreement and the requisite service periods. The Company adjusts the expense for actual forfeitures as they occur. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided.

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

The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status in its consolidated balance sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within the consolidated statements of operations and comprehensive loss.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are described in Note 12. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the Fair Value of Financial Instruments section above.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) includes adjustments to unrecognized pension benefit costs for Monte Rosa Therapeutics AG and changes in unrealized gains and losses from available-for-sale investments. The Company reported other comprehensive income of $0.3 million and incurred other comprehensive loss of $1.0 million, for the years ended December 31, 2022 and 2021, respectively.

Recently issued accounting pronouncements

The Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (JOBS Act).

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company does not expect for ASU 2016-13 to have a material impact on its financial statements.

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

Recently adopted accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standard Update or ASU No. 2016-02, Leases (Topic 842), and its associated amendments using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to retained earnings upon adoption. Under Topic 842, a lessee is required to recognize a lease liability and right-of-use (ROU) asset for all leases, unless the lease qualifies for the short-term lease exception. The new guidance also modified the classification criteria and requires additional disclosures to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. Consistent with current guidance, a lessee’s recognition, measurement, and presentation of expenses and cash flows arising from a lease continues to depend primarily on its classification. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2022. In addition, the Company elected the following transitional practical expedients: (1) the short-term lease exception and (2) to not separate its non-lease components for its real estate, vehicle and equipment leases. Upon the adoption of this standard, the Company recorded operating lease right-of-use assets of $7.3 million and corresponding operating lease liabilities of $7.4 million as of January 1, 2022. The difference between the value of the right-of-use assets and lease liabilities is due to the reclassification of existing deferred rent as of January 1, 2022.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022. The adoption of the standard was immaterial to the accompanying consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$50,633	$—	$—	$50,633
Pension plan assets	—	5,320	—	5,320
Corporate debt securities	—	127,351	—	127,351
U.S. Treasury securities	—	80,563	—	80,563
Total assets measured at fair value	$50,633	$213,234	$—	$263,867

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$317,004	$—	$—	$317,004
Pension plan assets	—	3,796	—	3,796
Total assets measured at fair value	$317,004	$3,796	$—	$320,800

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 or 2021.

4. Marketable securities

Marketable securities as of December 31, 2022, consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$127,565	$27	$(241)	$127,351
U.S Treasury securities	80,798	2	(237)	80,563
Total	$208,363	$29	$(478)	$207,914

As of December 31, 2022, the Company held 40 marketable securities, 31 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position is $164.9 million. There were no individual securities that were in a significant unrealized loss position as of December 31, 2022. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of December 31, 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$17,766	$12,315
Computer hardware and software	499	299
Furniture and fixtures	388	443
Leasehold improvements	2,660	1,119
Construction in process	12,013	852
Total property and equipment, at cost	$33,326	$15,028
Less: accumulated depreciation	(6,251)	(2,703)
Property and equipment, net	$27,075	$12,325

Depreciation expense for the years ended December 31, 2022, and 2021 was $3.7 million and $2.1 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Compensation and benefits	$5,624	$4,303
Accrued research and development	3,936	4,937
Other	5,020	840
Total other current liabilities	$14,580	$10,080

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use or ROU assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases as of December 31, 2022.

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

Summer Street Lease

In September 2020, the Company entered into an operating lease agreement to lease 16,748 square feet of office and laboratory space at 645 Summer Street, Boston, Massachusetts or the Summer Street Lease with OPG MP Parcel Owner (DE) LLC or the Landlord. The original term of the Summer Street Lease expires in March 2026. On May 5, 2022, the Company entered into an Agreement for Termination of Lease with the Landlord which, subject to the Landlord executing a lease with a new tenant, provides the Company with the option to terminate the existing Summer Street Lease. On August 8, 2022, the termination condition was met. As a result, the operating lease ROU asset and operating lease liability were reduced by $3.7 million to $1.3 million and $1.4 million, respectively, and the $1.0 million security deposit associated with the lease was reclassified from long-term restricted cash to current restricted cash on the consolidated balance sheet. The Summer Street lease will terminate on June 1, 2023.

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space that occupies approximately 21,422 square feet located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. The current term of the lease expires in March 2026.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations or the Harrison Avenue Lease. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord will reimburse the Company for $13 million of tenant improvements. The Company will reduce the ROU asset and record an asset for construction in progress as costs are incurred and reimbursed. These costs will be reclassified from construction in progress to leasehold improvements upon completion of the project. As of December 31, 2022, the Company had $7.5 million receivable in reimbursable tenant improvements which is recorded as an other receivable on the consolidated balance sheet.

The components of lease expense for the year ended December 31, 2022, are as follows (in thousands):

Year ended
December 31, 2022
Operating lease expense	$6,924
Variable lease expense	1,898
Total lease expense	$8,822

The variable lease expenses generally include common area maintenance and property taxes. Of the total lease expense, $7.8 million was recorded within research and development expenses and $1.0 million was recorded within general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). There were no short-term lease costs in the year ended December 31, 2022.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

December 31, 2022
Weighted average remaining lease term (years)	9.7
Weighted average discount rate	9.9%

Supplemental cash flow information relating to the Company's leases for the year ended December 31, 2022 are as follows (in thousands):

Year ended
December 31, 2022
Right-of-use assets obtained in exchange for operating lease obligations	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$1,654

The amortization of the ROU assets for the year ended December 31, 2022 was $3.3 million.

Future undiscounted lease payments under non-cancelable leases as of December 31, 2022 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2023	$7,562
2024	6,982
2025	7,182
2026	7,053
2027	7,151
Thereafter	38,414
Total undiscounted lease payments	74,344
Less: Imputed interest	(27,343)
Total operating lease liability	$47,001

Prior to January 1, 2022, the Company accounted for its leases in accordance with ASC Topic 840, Leases. As of December 31, 2021, the Company was committed under operating leases for its laboratory spaces and corporate offices. The future minimum lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$3,160
2023	8,353
2024	8,583
2025	8,820
2026	7,298
Thereafter	44,784
Total future minimum lease payments	$80,998

8. Commitments and contingencies

License, collaboration and investment agreements

In April 2018, the Company entered into license, collaboration and investment agreements with Cancer Research Technology Limited, or CRT, and The Institute of Cancer Research, or the ICR, for the purpose of development in the field of cereblon-mediated protein degradation, to support the Company’s early product development activities as the Company built its internal capabilities (the “License and Collaboration”). Pursuant to the License and Collaboration, CRT and the ICR granted the Company exclusive and non-exclusive, worldwide, and sublicensable licenses under CRT’s and the ICR’s intellection property rights in the field of cereblon mediated protein degradation to discover, research, develop, have developed, use, keep, make, have made, market, import, offer for sale, and sell products in the field of cereblon-mediated protein degradation.

In consideration for the rights granted under the License Agreement, the Company issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement and paid CRT a technology access fee. The License Agreement will remain effective until terminated by written agreement between the Company, CRT and the ICR.

Upon execution of the License and Collaboration, the Company paid an immaterial access fee which was expensed to research and development in 2018. The research program conducted with the ICR with respect to cereblon-mediated protein degradation was completed as of December 31, 2020. However, the License and Collaboration Agreement continues until it is otherwise terminated under the terms and conditions stated within the agreement. There was no activity under this agreement for the year ended December 31, 2022.

Under the License and Collaboration, the Company may be obligated to make certain milestone payments for achieving specific clinical progression events for certain products, solely to the extent such products are subject to the License and Collaboration. If owed, such milestones would aggregate up to $7 million for any covered first product candidate and $3.5 million for any covered subsequent product candidate. In addition, the Company may be obligated to pay low single-digit royalties on net sales for any covered product successfully developed and commercialized in the field of cereblon-mediated protein degradation under the terms of the License and Collaboration on a country by country basis until the later of (i) the date when the manufacture, use, offer for sale, sale or importation of such product is no longer covered by a valid claim in the country of sale, use or manufacture; (ii) ten years from the first commercial sale of such product in the relevant country; and (iii) the expiry of any extended exclusivity period granted with respect to an orphan drug designation, pediatric designation or other exclusivity in the relevant country.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of December 31, 2022 and 2021, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of December 31, 2022.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 49,445,802 shares were issued and 49,323,531 shares were outstanding at December 31, 2022.

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

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 10). The restricted stock generally vests monthly over 4 years.

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, (the “Sales Agreement”), with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the year ended December 31, 2022, the Company sold 2,482,008 shares of its common stock resulting in proceeds to the Company of $19.7 million, net of offering costs of $1.0 million.

10. Stock-based compensation

2020 Stock incentive plan

The Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock, and other stock awards, to employees, non-employee directors, and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145, which will be automatically increased on each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as determined by the Company’s compensation, nomination and corporate governance committee. As of December 31, 2022, 3,787,469 shares of common stock were available for issuance under 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP which will be automatically increased on each January 1st through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. As of December 31, 2022, 827,751 shares of common stock remained available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2021	5,563,513	$7.92	9.2	$70,045
Granted	2,237,870	12.16
Exercised	(117,552)	3.73
Forfeited	(247,492)	11.70
Outstanding—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Vested or expected to vest—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Options exercisable—December 31, 2022	2,376,226	$7.32	8.2	$6,208

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant date fair value of options granted in during the years ended December 31, 2022 and 2021 was $8.44 and $7.11 per share, respectively.

Fair value of stock option awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The fair value of options granted were estimated using the following weighted-average assumptions:

	Year ended December 31,
	2022	2021
Expected term (years)	6.25	6.25
Expected volatility	78.82%	77.75%
Risk-free interest rate	2.02%	1.25%
Expected dividend yield	—%	—%

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Expected term: The Company’s expected term represents the period that options are expected to be outstanding and is determined using the simplified method. The Company does not have sufficient historical data to use any other method to estimate expected term.

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

Restricted stock award activity

Unvested restricted stock awards, or RSAs, as of December 31, 2022 and 2021, were granted to employees under the 2020 Plan. Restricted stock awards generally vest over a four year period provided the individual remains in continuous service of the Company.

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock as of December 31, 2021	258,329	$0.90
Vested	(136,058)	$0.78
Unvested restricted stock as of December 31, 2022	122,271	$1.04

The aggregate fair value of restricted stock that vested during the year ended December 31, 2022 and 2021 was $1.5 million and $5.2 million, respectively. The weighted average grant date fair value of restricted stock that vested during the year ended December 31, 2022 and 2021 was $0.78 and $1.13 per share, respectively.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted over two years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2021	—
Granted	91,000	$10.11
Unvested restricted stock units as of December 31, 2022	91,000	$10.11

No RSUs vested during the year ended December 31, 2022.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$5,582	$2,606
General and administrative	6,082	2,594
Total stock-based compensation expense	$11,664	$5,200

As of December 31, 2022, total unrecognized stock–based compensation cost related to unvested stock options, restricted stock awards, and restricted stock units was $31.1 million, $0.1 million, and $0.7 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.5 years, 1.0 years, and 1.5 years, respectively.

11. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying consolidated financial statements. Domestic and foreign components of net loss are as follows (in thousands):

	Year ended December 31,
	2022	2021
United States	$(17,232)	$(9,884)
Foreign	(91,269)	(64,074)
Net loss	$(108,501)	$(73,958)

The effective tax rate for the years ended December 31, 2022 and 2021 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.2%	6.3%
Research and development tax credits	0.0%	1.2%
Foreign rate differential	(6.7)%	(6.9)%
Adjustment related to Preferred Stock Tranche Obligation	—	(0.3)%
Other	(0.7)%	(1.6)%
Change in valuation allowance	(19.8)%	(19.7)%
Total	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Federal and state net operating loss carryforwards	$26,136	$14,529
Research and development tax credits	1,715	1,862
Capitalized research and development	1,151	—
Lease liability	13,173	—
Compensation related items	4,022	1,738
Other	149	58
Total deferred tax assets	$46,346	$18,187
Less: valuation allowance	(33,084)	(17,777)
Total net deferred tax assets	$13,262	$410
Deferred tax liabilities
Right-of-use asset	(11,766)	—
Defined benefit plan adjustment	(375)	(125)
Prepaid insurance	(252)	—
Depreciation	(869)	(285)
Total deferred tax liabilities	(13,262)	(410)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2022 and 2021. The Company increased its valuation allowance by $15.3 million for the year ended December 31, 2022 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2022, the Company had federal net operating loss carryforwards, or NOLs, of $3.9 million and federal tax credits of $1.1 million available to offset tax liabilities. The Company’s federal NOLs have an indefinite life and federal tax credit carryforwards begin to expire in 2039. The Company also had gross foreign NOLs of $191.1 million that begin to expire in 2026. The Company also had gross state NOLs of $5.8 million and state tax credits of $0.6 million which are available to offset state tax liabilities. The state NOLs begin to expire in 2039 and the state tax credit carryforwards begin to expire in 2035. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership. Should there be ownership changes that occurred, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and development, or R&D, expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for US-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years – both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $4.0 million of R&D expenses.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021
Unrecognized tax benefits, beginning of year	$—	$—
Additions for tax positions of prior years	2,235	—
Reductions for tax provisions of prior years	—	—
Unrecognized tax benefits, end of year	$2,235	$—

The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. Federal, state, and foreign income tax expense. For the year ended December 31, 2022, the unrecognized tax benefit generated was related to a reserve for the Federal and State Research and Development Credit of $2.2 million. The Company had approximately $2.2 million and $0.0 of unrecognized tax benefit as of December 31, 2022, and 2021, respectively.

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

12. Employee retirement plans

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

The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the consolidated balance sheets (in thousands):

	Year ended December 31,
	2022	2021
Change in benefit obligation:
Benefit obligation—beginning of period	$5,975	$2,284
Service cost employer	549	417
Contributions paid by employees	299	170
Interest cost	19	9
Contributions paid by plan participants	1,302	1,926
Benefits paid	(452)	(82)
Plan Amendment	(67)	(42)
Actuarial (gain) loss	(774)	1,293
Benefit obligation—end of period	$6,851	$5,975
Change in plan assets:
Fair value of plan assets—beginning of period	$3,799	$1,217
Actual return on plan assets	(240)	226
Contributions paid by employer	610	340
Contributions paid by employees	299	175
Contributions paid by plan participants	1,302	1,926
Benefits paid	(452)	(85)
Fair value of plan assets—end of period	$5,318	$3,799
Defined benefit plan liability	$1,533	$2,176

The net pension costs was as follows (in thousands):

	Year ended December 31,
	2022	2021
Service cost	$549	$417
Interest cost	19	9
Net pension cost	$568	$426

The provision for pension benefit obligation recognized in other comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2022	2021
Actuarial gain (loss) arising from experience adjustments	$774	$(1,293)
Defined benefit cost for the year recognized in other comprehensive loss	$774	$(1,293)

The assumptions used to measure the projected benefit obligation and net pension costs were as follows:

	Year ended December 31,
	2022	2021
Inflation rate	1.25%	0.50%
Discount rate	2.30%	0.35%
Interest rate on savings accounts	1.00%	0.45%
Expected rate of return on assets	2.30%	0.45%
Salary increase	1.25%	1.00%
Social Security increase	1.25%	0.50%
Pension increase	0.00%	0.00%
Retirement age	100% Male 65 Female 64	100% Male 65 Female 64
Mortality and disability rates	BVG 2020 Table	BVG 2020 Table

Estimated benefit payments, which reflect future expected service, are expected to be paid as follows (in thousands):

December 31,
2023	$660
2024	$693
2025	$717
2026	$735
2027	$753
2028-2032	$4,239

Defined contribution plan

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.5 million and $0.3 million matching 401(k) contribution related expense during the years ended December 31, 2022 and 2021, respectively.

13. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Year ended December 31,
	2022	2021
Net loss	$(108,501)	$(73,958)
Net loss per share attributable to common stockholders—basic and diluted	$(2.30)	$(2.96)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	47,227,370	25,000,124

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,
	2022	2021
Stock options to purchase common stock	7,436,339	5,563,513
Restricted stock awards	122,271	258,329
Restricted stock units	91,000	—

14. Related parties

The Company paid $0.4 million in contract research and development expenses to Tempus Labs, Inc. for the years ended December 31, 2022, and 2021. A member of the Company's Board of Directors served as an officer of Tempus Labs, Inc. until May 2022. Tempus Labs, Inc. is no longer a related party as of December 31, 2022.

15. Subsequent events

On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. At the time of the closure, the Company had cash totaling about 2% of our total cash, cash equivalents, and marketable securities held in operating accounts and money market accounts at SVB. The Company received full access to this cash on March 13, 2023.