Form 10-Q
period 2023-03-31
Monte Rosa Therapeutics, Inc.
filed 2023-05-11
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 49,383,711 shares of common stock, $0.0001 per share, outstanding.

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
•
our financial performance;
•
developments in laws and regulations in the United States, or the U.S., and foreign countries;
•
the success of competing therapies that are or may become available;
•
our ability to attract and retain key scientific or management personnel;
•
the impact of the COVID-19 pandemic on our business and operations; and

i

•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2023.

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

All of our forward-looking statements are as of the date of this Quarterly Report only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report, even if new information becomes available in the future or if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report that modify or impact any of the forward-looking statements contained in this Quarterly Report will be deemed to modify or supersede such statements in this Quarterly Report.

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

From time to time, we may use our website, our Twitter at @MonteRosaTx and on our LinkedIn account at linkedin.com/company/monte-rosa-therapeutics to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.monterosatx.com. Investors are encouraged to review the Investor Relations section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our Twitter posts and our LinkedIn posts is not incorporated into, and does not form a part of, this Quarterly Report.

TRADEMARKS

Solely for convenience, our trademarks and trade names in this report are sometimes referred to without the ® and ™ symbols, but such references should not be construed as any indicator that we will not assert, to the fullest extent under applicable law, our rights thereto.

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	March 31,	December 31,
(unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,847	$54,912
Marketable securities	179,887	207,914
Other receivables	2,170	7,656
Prepaid expenses and other current assets	5,692	4,444
Current restricted cash	960	960
Total current assets	240,556	275,886
Property and equipment, net	33,266	27,075
Operating lease right-of-use assets	30,534	34,832
Restricted cash, net of current	4,321	4,318
Other long-term assets	351	278
Total assets	$309,028	$342,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,382	$7,862
Accrued expenses and other current liabilities	10,243	14,580
Current portion of operating lease liability	2,890	3,127
Total current liabilities	20,515	25,569
Defined benefit plan liability	1,512	1,533
Operating lease liability	43,275	43,874
Total liabilities	65,302	70,976
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 49,450,063 shares issued and 49,360,984 shares outstanding as of March 31, 2023; and 500,000,000 shares authorized, 49,445,802 shares issued and 49,323,531 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	507,688	503,696
Accumulated other comprehensive loss	(1,393)	(1,752)
Accumulated deficit	(262,574)	(230,536)
Total stockholders’ equity	243,726	271,413
Total liabilities and stockholders’ equity	$309,028	$342,389

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
(unaudited)	2023	2022
Operating expenses:
Research and development	$26,755	$17,915
General and administrative	7,504	6,387
Total operating expenses	34,259	24,302
Loss from operations	(34,259)	(24,302)
Other income (expense):
Interest income, net	2,437	149
Foreign currency exchange gain (loss), net	(85)	96
Gain (loss) on disposal of fixed assets	—	125
Loss on sale of marketable securities	(131)	—
Total other income	2,221	370
Net loss	$(32,038)	$(23,932)
Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(0.51)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	49,347,473	46,595,782
Comprehensive loss:
Net loss	$(32,038)	$(23,932)
Other comprehensive income (loss):
Provision for pension benefit obligation	14	34
Unrealized gain (loss) on available-for-sale securities	345	(146)
Comprehensive loss	$(31,679)	$(24,044)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2022	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	34,505	—	—	—	—	—
Exercise of common stock options	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	34	—	34
Stock-based compensation expense	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	(146)	—	(146)
Net Loss	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875

Balance—January 1, 2023	49,323,531	$5	503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	507,688	$(1,393)	$(262,574)	$243,726

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Three months ended March 31,
(unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(32,038)	$(23,932)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	3,974	2,251
Depreciation	1,151	753
Noncash lease expense	—	379
Net accretion of discounts/premiums on marketable securities	(1,266)	(45)
Loss on sale of marketable securities	131	—
Gain on disposal of property and equipment	—	(125)
Changes in operating assets and liabilities
Other receivables	2,053	—
Prepaid expenses and other current assets	(1,320)	(608)
Accounts payable	306	(2,184)
Accrued expenses and other current liabilities	(3,285)	(3,559)
Defined benefit plan liability	(7)	41
Right-of-use assets and operating lease liabilities	6,895	(375)
Net cash used in operating activities	$(23,406)	$(27,404)
Cash flows from investing activities:
Purchases of property and equipment	(9,181)	(1,687)
Proceeds from sale of property and equipment	—	125
Purchases of marketable securities	(67,824)	(178,958)
Proceeds from sale of marketable securities	45,631	—
Proceeds from maturities of marketable securities	51,700	—
Net cash provided by (used in) investing activities	$20,326	$(180,520)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	18	153
Net cash provided by financing activities	$18	$153
Net decrease in cash, cash equivalents and restricted cash	$(3,062)	$(207,771)
Cash, cash equivalents and restricted cash—beginning of period	60,190	351,409
Cash, cash equivalents and restricted cash—end of period	$57,128	$143,638
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$51,847	$138,305
Restricted cash	5,281	5,333
Total cash, cash equivalents and restricted cash	$57,128	$143,638
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$3,433	$—
Purchases of property and equipment in accounts payable and accrued expenses	$4,402	$794

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

As of March 31, 2023, the Company had an accumulated deficit of $262.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $32.0 million and $23.9 million for the three months ended March 31, 2023 and 2022, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $231.7 million as of March 31, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the first quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

2. Summary of significant accounting policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and are stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Financial Information

The Company’s condensed consolidated financial statements included herein have been prepared in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. In the Company’s opinion, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Recently issued accounting pronouncements

The Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act, or the JOBS Act.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact adoption of ASU 2020-06 will have on its financial statements and disclosures.

Recently adopted accounting pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The adoption of the standard was immaterial to the accompanying condensed consolidated financial statements.

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$36,151	$—	$—	$36,151
Pension plan assets	—	4,650	—	4,650
Corporate debt securities	—	148,714	—	148,714
U.S Treasury securities	—	31,173	—	31,173
Total assets measured at fair value	$36,151	$184,537	$—	$220,688

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023 and 2022.

4. Marketable Securities

Marketable securities as of March 31, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$148,738	$59	$(83)	148,714
U.S Treasury securities	31,252	4	(83)	31,173
Total	$179,990	$63	$(166)	$179,887

As of March 31, 2023, the Company held 43 marketable securities, 17 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position is $70.5 million. There were no individual securities that were in a significant unrealized loss position as of March 31, 2023. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of March 31, 2023, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$18,042	$17,766
Computer hardware and software	499	499
Furniture and fixtures	388	388
Leasehold improvements	2,659	2,660
Construction in process	19,080	12,013
Total property and equipment, at cost	$40,668	$33,326
Less: accumulated depreciation	(7,402)	(6,251)
Property and equipment, net	$33,266	$27,075

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.2 million and $0.8 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation and benefits	$3,173	$5,624
Accrued research and development	3,234	3,936
Other	3,836	5,020
Total other current liabilities	$10,243	$14,580

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of March 31, 2023.

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

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space with Wincasa AG, or the landlord, that occupies approximately 21,422 square feet located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Landlord amended the lease. See Note 14 for more details.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations, or the Harrison Avenue Lease. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord will reimburse the Company for $13 million of tenant improvements. The Company will reduce the ROU asset and record an asset for construction in progress as costs are incurred and reimbursed. These costs will be reclassified from construction in progress to leasehold improvements upon completion of the project. As of March 31, 2023 the Company had $2.0 million receivable in reimbursable tenant improvements which is recorded as an other receivable on the condensed consolidated balance sheet.

The components of lease expense for the three months ended March 31, 2023 are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease expense	$2,142	$502
Variable lease expense	531	118
Total lease expense	$2,673	$620

The variable lease expenses generally include common area maintenance and property taxes. For three months ended March 31, 2023, $2.2 million lease expense was recorded within research and development and $0.4 million lease expense was recorded within general and administrative in the condensed consolidated statements of operations and comprehensive loss. There were no short-term lease costs in the three months ended March 31, 2023.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	9.5	9.7
Weighted average discount rate	9.9%	9.9%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2023 are as follows (in thousands):

	Three months ended March 31,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$-	$7,289
Cash paid for amounts included in the measurement of lease liabilities	$955	$347

The amortization of the ROU assets for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.4 million, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2023 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2023	$5,515
2024	7,022
2025	7,222
2026	7,063
2027	7,151
Thereafter	38,414
Total undiscounted minimum lease payments	72,387
Less: Imputed interest	(26,222)
Total operating lease liability	$46,165

8. Commitments and contingencies

License, collaboration and investment agreements

In April 2018, the Company entered into license, collaboration and investment agreements, or the License Agreement, with Cancer Research Technology Limited, or CRT, and The Institute of Cancer Research, or the ICR, for the purpose of development in the field of cereblon-mediated protein degradation, to support the Company’s early product development activities as the Company built its internal capabilities or the License and Collaboration. Pursuant to the License and Collaboration, CRT and the ICR granted the Company exclusive and non-exclusive, worldwide, and sublicensable licenses under CRT’s and the ICR’s intellection property rights in the field of cereblon mediated protein degradation to discover, research, develop, have developed, use, keep, make, have made, market, import, offer for sale, and sell products in the field of cereblon-mediated protein degradation.

In consideration for the rights granted under the License Agreement, the Company issued an aggregate of 1,132,984 common shares to CRT, the ICR and affiliated founding scientists pursuant to the Formation and Investment Agreement and paid CRT a technology access fee. The License Agreement will remain effective until terminated by written agreement between the Company, CRT and the ICR.

Upon execution of the License Agreement, the Company paid an immaterial access fee which was expensed to research and development in 2018. The research program conducted with the ICR with respect to cereblon-mediated protein degradation was completed as of December 31, 2020. However, the License and Collaboration Agreement continues until it is otherwise terminated under the terms and conditions stated within the agreement. There was no activity under this agreement for the three months ended March 31, 2023.

Under the License Agreement, the Company may be obligated to make certain milestone payments for achieving specific clinical progression events for certain products, solely to the extent such products are subject to the License and Collaboration. If owed, such milestones would aggregate up to $7 million for any covered first product candidate and $3.5 million for any covered subsequent product candidate. In addition, the Company may be obligated to pay low single-digit royalties on net sales for any covered product successfully developed and commercialized in the field of cereblon-mediated protein degradation under the terms of the License and Collaboration on a country by country basis until the later of (i) the date when the manufacture, use, offer for sale, sale or importation of such product is no longer covered by a valid claim in the country of sale, use or manufacture; (ii) ten years from the first commercial sale of such product in the relevant country; and (iii) the expiry of any extended exclusivity period granted with respect to an orphan drug designation, pediatric designation or other exclusivity in the relevant country.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of March 31, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of March 31, 2023.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 49,450,063 shares were issued and 49,360,984 shares were outstanding as of March 31, 2023.

The holders of common stock are entitled to dividends when and if declared by the board of directors, subject to the preferences applicable to any outstanding shares of preferred stock. The board of directors has not declared any dividends and the Company has not paid any dividends.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 10). The restricted stock generally vests monthly over 4 years.

As of March 31, 2023, and December 31, 2022, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	March 31, 2023	December 31, 2022
Options to purchase common stock	10,096,033	7,436,339
Unvested restricted common stock awards	89,079	122,271
Unvested restricted common stock units	91,000	91,000
	10,276,112	7,649,610

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales

Agreement. During the three months ended March 31, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

10. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2023 the number of shares available under the 2021 Plan automatically increased by 2,466,176 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2023, 4,754,906 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2023 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of March 31, 2023, 1,267,600 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Granted	2,672,350	7.66	—	—
Exercised	(4,261)	4.30	—	—
Forfeited	(8,395)	12.57	—	—
Outstanding—March 31, 2023	10,096,033	$8.74	8.4	$13,541
Vested or expected to vest—March 31, 2023	10,096,033	$8.74	8.4	$13,541
Exercisable—March 31, 2023	3,116,562	$8.19	7.7	$7,375

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock award activity

Unvested restricted stock awards were granted to employees under the 2020 Plan. Restricted stock awards generally vest over a four year period provided the individual remains in continuous service of the Company.

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock as of December 31, 2022	122,271	$1.04
Vested	(33,192)	$0.77
Unvested restricted stock as of March 31, 2023	89,079	$1.13

The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2023 and 2022 was $0.2 million and $0.5 million, respectively. The weighted average grant date fair value of restricted stock that vested during the three months ended March 31, 2023 and 2022 was $0.77 and $0.78, respectively.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will be granted over two years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2022	91,000	$10.11
Granted	—	$—
Unvested as of March 31, 2023	91,000	$10.11

No restricted stock units were granted during the three months ended March 31, 2023.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$2,145	$1,157
General and administrative	1,829	1,094
Total stock-based compensation expense	$3,974	$2,251

As of March 31, 2023 total unrecognized stock–based compensation cost related to unvested stock options, restricted stock awards and restricted stock units was $43.7 million, $0.1 million, and $0.6 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.8 years, 0.8 years, and 1.3 years, respectively.

11. Income taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023 and 2022. The Company continues to maintain a full valuation allowance against all of its deferred tax assets.

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

12. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2023	2022
Net loss	$(32,038)	$(23,932)
Net loss per share attributable to common stockholders—basic and diluted	$(0.65)	$(0.51)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	49,347,473	46,595,782

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	March 31,	March 31,
	2023	2022
Stock options to purchase common stock	10,096,033	7,104,931
Restricted common stock	89,079	223,824
Restricted stock units	91,000	—

13. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the Swiss Life Collective BVG Foundation for the provision of pension benefits in a defined benefit plan. All benefits are reinsured in their entirety with Swiss Life Ltd within the framework of the contract. The technical administration and management of the savings account are guaranteed by Swiss Life on behalf of the collective foundation. Insurance benefits due are paid directly to the entitled persons by Swiss Life in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation or by mandated parties. The risks of disability, death and longevity are reinsured in their entirety with Swiss Life Ltd. The Company recorded $0.2 million and $0.2 million in defined benefit related expense during the three months ended March 31, 2023 and 2022, respectively.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.3 million and $0.2 million matching 401(k) contribution related expense during the three months ended March 31, 2023 and 2022, respectively.

14. Subsequent events

On April 12, 2023, the Company and Wincasa AG, or the Landlord, amended the Klybeck Lease located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. The amendment increased the office and lab space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. The amendment is accounted for as a lease modification and resulted in an increases to the related ROU asset and operating lease liability of $1.8 million.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A, Risk Factors” in our 2022 Annual Report and under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation platform, called QuEENTM to enable our unique, target-centric, MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. To date, we have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and common stock..

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering and at-the-market offerings. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $108.5 million and $74.0 million for the years ended December 31, 2022 and 2021, respectively, and our net loss was $32.0 million and $23.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $262.6 million and $237.0 million in cash, cash equivalents, restricted cash and marketable securities.

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

For additional information on the various risks posed by the COVID-19 pandemic, please read the section entitled “Risk factors” in this Quarterly Report and Part I, Item 1A; Risk Factors" included in our 2022 Annual Report.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and multiple sickle cell disease, or SCD, targets. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Results of operations for the three months ended March 31, 2023 and 2022

The following sets forth our results of operations:

	Three months ended March 31,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$26,755	$17,915	$8,840
General and administrative	7,504	6,387	1,117
Total operating expenses	34,259	24,302	9,957
Loss from operations	(34,259)	(24,302)	(9,957)
Other expense	2,221	370	1,851
Net loss	$(32,038)	$(23,932)	$(8,106)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended March 31,
(in thousands)	2023	2022	Dollar change
External research and development services	$10,754	$8,111	$2,643
Personnel costs	9,511	6,088	3,423
Laboratory and related expenses	2,106	1,718	388
Facility costs and other expenses	4,384	1,998	2,386
Research and development expenses	$26,755	$17,915	$8,840

As of March 31, 2023, we had 109 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of March 31, 2022, we had 77 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including IND-enabling work for MRT-2359, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, multiple SCD targets, and other discovery efforts. The increase for the three months ended March 31, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the U.S. and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the three months ended March 31, 2023 and 2022 included non-cash stock-based compensation expense of $2.1 million and $1.2 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended March 31,
(in thousands)	2023	2022	Dollar change
Personnel costs	$4,615	$3,520	$1,095
Professional services	1,041	1,340	(299)
Facility costs and other expenses	1,848	1,527	321
General and administrative expenses	$7,504	$6,387	$1,117

As of March 31, 2023 and 2022 we had 24 and 18 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the three months ended March 31, 2023 as compared to 2022 due to an increase in stock compensation driven by additional grants. The increase in other expenses in the three months ended March 31, 2023 as compared to 2022 to support our growth and operations as a public company. General and administrative expenses for the three months ended March 31, 2023 and 2022 included non-cash stock-based compensation expense of $1.8 million and $1.1 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended March 31,
(in thousands)	2023	2022
Interest income, net	$2,437	$149
Foreign currency exchange gain (loss), net	(85)	96
Gain on disposal of fixed assets	—	125
Loss on sale of marketable securities	(131)	—
Other income	$2,221	$370

The increase in interest and other income for the three months ended March 31, 2023 is principally attributable to higher interest rates on marketable securities.

Liquidity and capital resources

Overview

We were incorporated in November 2019 in Delaware and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and, public offerings of our common stock. As of March 31, 2023, we had $237.0 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of March 31, 2023, we had an accumulated deficit of $262.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(23,406)	$(27,404)
Investing activities	20,326	(180,520)
Financing activities	18	153
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,062)	$(207,771)

Operating activities

Net cash used in operating activities of $23.4 million during the three months ended March 31, 2023, was attributable to our net loss of $32.0 million off-set by an increase in our working capital of $4.6 million and non-cash charges of $4.0 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $27.4 million during the three months ended March 31, 2022 was attributable to our net loss of $23.9 million and a net decrease in our working capital of $6.7 million, offset by non-cash charges of $3.2 million principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash provided by investing activities of $20.3 million during the three months ended March 31, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $51.7 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $67.8 million and purchases of property and equipment of $9.2 million.

For the three months ended March 31, 2022, our investing activities consisted of purchases of marketable securities of $179 million and property and equipment of $2 million.

Financing activities

Net cash provided by financing activities for three months ended March 31, 2023 was immaterial. For the three months ended March 31, 2022, our financing activities amounted to $0.2 million attributable to employee stock option exercises.

Funding requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, costs relating to the build-out of our headquarters, laboratories and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

Critical accounting policies and significant judgments and estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of global economic and political developments or the COVID-19 pandemic on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our 2022 Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our and consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended March 31, 2023, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

Off-balance sheet arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Emerging growth company status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-public companies instead of the dates required for other public companies. However, we may early adopt these standards.

We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, or our IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large, accelerated filer under the rules of the SEC.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our IPO is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after our IPO if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and qualitative disclosures about market risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended March 31, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2022 Annual Report together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2022 Annual Report is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2022 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2022 Annual Report.

Risks related to our financial position and capital needs

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, our initial public offering, and sales of our common stock. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. As of March 31, 2023, our cash, cash equivalents, restricted cash and marketable securities were $237.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $262.6 million as of March 31, 2023. For the years ended December 31, 2022 and 2021, we reported net losses of $108.5 million and $74.0 million, respectively. For the three months ended March 31, 2023 and 2022, we reported a net loss of $32.0 million and $23.9 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359;
•
continue preclinical activities for our NEK7, CDK2, VAV1 and SCD and other currently undisclosed programs;
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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such product candidates via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of economic slowdowns or the ongoing evolution of the COVID-19 pandemic, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered equity securities

None.

Use of proceeds from initial public offering

On June 28, 2021, we completed our IPO pursuant to which we issued and sold 11,700,000 shares of our common stock at a public offering price of $19.00 per share. On July 23, 2021, the underwriters exercised their option to purchase additional shares in full and we issued 1,755,000 shares of our common stock at the price of $19.00 per share.

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

3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on June 28, 2021).

3.2

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K (File No. 001-40522)) filed on June 28, 2021).

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

Monte Rosa Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer

Date: May 11, 2023	By:	/s/ Ajim Tamboli
Ajim Tamboli
Chief Financial Officer