Form 10-Q
period 2023-06-30
Monte Rosa Therapeutics, Inc.
filed 2023-08-10
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40522

Monte Rosa Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-3766197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

321 Harrison Avenue, Suite 900 Boston, Massachusetts	02118
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 949-2643

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	GLUE	The Nasdaq Global Select Market

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

As of August 7, 2023, the registrant had 49,659,338 shares of common stock, $0.0001 per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359 and VAV1-directed MGD MRT-6160;
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

i

•
the impact of pandemics or other future large-scale adverse health events on our business and operations; and
•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2023.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	June 30,	December 31,
(unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$47,027	$54,912
Marketable securities	156,039	207,914
Other receivables	1,154	7,656
Prepaid expenses and other current assets	3,884	4,444
Current restricted cash	—	960
Total current assets	208,104	275,886
Property and equipment, net	35,335	27,075
Operating lease right-of-use assets	30,359	34,832
Restricted cash, net of current	4,527	4,318
Other long-term assets	291	278
Total assets	$278,616	$342,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,308	$7,862
Accrued expenses and other current liabilities	11,114	14,580
Current portion of operating lease liability	2,667	3,127
Total current liabilities	19,089	25,569
Defined benefit plan liability	1,505	1,533
Operating lease liability	44,368	43,874
Total liabilities	64,962	70,976
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 49,643,653 shares issued and 49,592,479 shares outstanding as of June 30, 2023; and 500,000,000 shares authorized, 49,445,802 shares issued and 49,323,531 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	513,041	503,696
Accumulated other comprehensive loss	(1,640)	(1,752)
Accumulated deficit	(297,752)	(230,536)
Total stockholders’ equity	213,654	271,413
Total liabilities and stockholders’ equity	$278,616	$342,389

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2023	2022	2023	2022
Operating expenses:
Research and development	$29,076	$20,936	$55,831	$38,851
General and administrative	8,145	6,295	15,649	12,682
Total operating expenses	37,221	27,231	71,480	51,533
Loss from operations	(37,221)	(27,231)	(71,480)	(51,533)
Other income (expense):
Interest income, net	2,302	628	4,739	777
Foreign currency exchange gain (loss), net	(93)	134	(178)	230
Gain on disposal of fixed assets	24	—	24	125
Loss on sale of marketable securities	—	—	(131)	—
Total other income	2,233	762	4,454	1,132
Net loss before income taxes	(34,988)	(26,469)	(67,026)	(50,401)
Provision for income taxes	(190)	—	(190)	—
Net loss	$(35,178)	$(26,469)	$(67,216)	$(50,401)
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.57)	$(1.36)	$(1.08)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	49,431,922	46,668,369	49,389,931	46,632,279
Comprehensive loss:
Net loss	$(35,178)	$(26,469)	$(67,216)	$(50,401)
Other comprehensive income (loss):
Provision for pension benefit obligation	14	33	28	67
Unrealized gain (loss) on available-for-sale securities	(261)	(358)	84	(504)
Comprehensive loss	$(35,425)	$(26,794)	$(67,104)	$(50,838)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2022	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	34,505	—	—	—	—	—
Exercise of common stock options	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	34	—	34
Stock-based compensation expense	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	(146)	—	(146)
Net Loss	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875
Restricted common stock vesting	34,508	—	—	—	—	—
Exercise of common stock options	19,439	—	96	—	—	96
Provision for pension benefit obligation	—	—	—	33	—	33
Stock-based compensation expense	—	—	2,873	—	—	2,873
Unrealized loss on available-for-sale securities	—	—	—	(358)	—	(358)
Net Loss	—	—	—	—	(26,469)	(26,469)
Balance—June 30, 2022	46,684,658	$5	$476,939	$(2,458)	$(172,436)	$302,050

Balance—January 1, 2023	49,323,531	$5	503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	507,688	$(1,393)	$(262,574)	$243,726
Restricted common stock vesting	32,185	—	—	—	—	—
Exercise of common stock options	147,333	—	897	—	—	897
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,153	—	—	4,153
Unrealized loss on available-for-sale securities	—	—	—	(261)	—	(261)
Issuance of shares under employee stock purchase plan	51,977	—	303	—	—	303
Net Loss	—	—	—	—	(35,178)	(35,178)
Balance—June 30, 2023	49,592,479	$5	513,041	$(1,640)	$(297,752)	$213,654

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Six months ended June 30,
(unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(67,216)	$(50,401)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,127	5,124
Depreciation	2,542	1,642
Noncash lease expense	—	1,659
Net accretion of discounts/premiums on marketable securities	(2,680)	(331)
Loss on sale of marketable securities	131	—
Gain on disposal of property and equipment	(24)	(125)
Changes in operating assets and liabilities
Other receivables	1,858	—
Prepaid expenses and other current assets	547	(688)
Accounts payable	(696)	(2,547)
Accrued expenses and other current liabilities	(520)	(2,196)
Defined benefit plan liability	—	28
Right-of-use assets and operating lease liabilities	9,201	(70)
Net cash used in operating activities	$(48,730)	$(47,905)
Cash flows from investing activities:
Purchases of property and equipment	(15,693)	(4,240)
Proceeds from sale of property and equipment	62	125
Purchases of marketable securities	(67,824)	(230,654)
Proceeds from sale of marketable securities	45,631	—
Proceeds from maturities of marketable securities	76,700	40,000
Net cash provided by (used in) investing activities	$38,876	$(194,769)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	915	249
Proceeds from employee stock purchase plan	303	—
Net cash provided by financing activities	$1,218	$249
Net decrease in cash, cash equivalents and restricted cash	$(8,636)	$(242,425)
Cash, cash equivalents and restricted cash—beginning of period	60,190	351,409
Cash, cash equivalents and restricted cash—end of period	$51,554	$108,984
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$47,027	$103,664
Restricted cash	4,527	5,320
Total cash, cash equivalents and restricted cash	$51,554	$108,984
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$4,644	$—
Purchases of property and equipment in accounts payable and accrued expenses	$1,438	$939

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

As of June 30, 2023, the Company had an accumulated deficit of $297.8 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $67.2 million and $50.4 million for the six months ended June 30, 2023 and 2022, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $203.1 million as of June 30, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the second quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$38,434	$—	$—	$38,434
Pension plan assets	—	5,785	—	5,785
Corporate debt securities	—	129,702	—	129,702
U.S Treasury securities	—	26,337	—	26,337
Total assets measured at fair value	$38,434	$161,824	$—	$200,258

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2023 and 2022.

4. Marketable Securities

Marketable securities as of June 30, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$130,001	$3	$(302)	129,702
U.S Treasury securities	26,403	—	(66)	26,337
Total	$156,404	$3	$(368)	$156,039

As of June 30, 2023, the Company held 38 marketable securities, 27 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position is $114.9 million. There were no individual securities that were in a significant unrealized loss position as of June 30, 2023. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of June 30, 2023, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$20,992	$17,766
Computer hardware and software	1,002	499
Furniture and fixtures	1,099	388
Leasehold improvements	20,752	2,660
Construction in process	54	12,013
Total property and equipment, at cost	$43,899	$33,326
Less: accumulated depreciation	(8,564)	(6,251)
Property and equipment, net	$35,335	$27,075

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation expense	$1,391	$889	$2,542	$1,642

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation and benefits	$4,462	$5,624
Accrued research and development	4,196	3,936
Other	2,456	5,020
Total other current liabilities	$11,114	$14,580

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of June 30, 2023.

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

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space with Wincasa AG, or the landlord, that occupies approximately 21,422 square feet located at Hochbergerstrasse 60C, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Landlord amended the Klybeck Lease which increased the office and lab space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. The amendment was accounted for as a lease modification and resulted in an increases to the related ROU asset and operating lease liability of $1.8 million.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations, or the Harrison Avenue Lease. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022, which resulted in noncash lease expense of $1.6 million for the six months ended June 30, 2022. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord will reimburse the Company for $13 million of tenant improvements. The Company will reduce the ROU asset and record an asset for construction in progress as costs are incurred and reimbursed. These costs were reclassified from construction in progress to leasehold improvements upon completion of the project. As of June 30, 2023, the Company had $1.0 million receivable in reimbursable tenant improvements which is recorded as an other receivable on the condensed consolidated balance sheet.

The components of lease expense for the six months ended June 30, 2023 are as follows (in thousands):

	Six months ended June 30,
	2023	2022
Operating lease expense	$3,983	$2,703
Variable lease expense	1,128	617
Total lease expense	$5,111	$3,320

The variable lease expenses generally include common area maintenance and property taxes. For six months ended June 30, 2023, $4.3 million lease expense was recorded within research and development and $0.8 million lease expense was recorded within general and administrative in the condensed consolidated statements of operations and comprehensive loss. Short-term lease costs for the six months ended June 30, 2023 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	9.2	9.7
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2023 are as follows (in thousands):

	Six months ended June 30,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$1,871	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$1,790	$712

The amortization of the ROU assets for the six months ended June 30, 2023 and 2022 was $1.5 million and $1.4 million, respectively.

Future minimum lease payments under non-cancelable leases as of June 30, 2023 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2023	$3,432
2024	7,385
2025	7,676
2026	7,877
2027	7,621
Thereafter	38,386
Total undiscounted minimum lease payments	72,377
Less: Imputed interest	(25,342)
Total operating lease liability	$47,035

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

Upon execution of the License Agreement, the Company paid an immaterial access fee which was expensed to research and development in 2018. The research program conducted with the ICR with respect to cereblon-mediated protein degradation was completed as of December 31, 2020. However, the License and Collaboration Agreement continues until it is otherwise terminated under the terms and conditions stated within the agreement. There was no activity under this agreement for the three and six months ended June 30, 2023.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of June 30, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of June 30, 2023.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 49,643,653 shares were issued and 49,592,479 shares were outstanding as of June 30, 2023.

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

As of June 30, 2023, and December 31, 2022, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	June 30, 2023	December 31, 2022
Options to purchase common stock	9,908,375	7,436,339
Unvested restricted common stock awards	51,174	122,271
Unvested restricted common stock units	293,865	91,000
	10,253,414	7,649,610

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the six months ended June 30, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

10. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2023 the number of shares available under the 2021 Plan automatically increased by 2,466,176 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2023, 4,598,069 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2023 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of June 30, 2023, 1,215,623 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Granted	2,942,600	7.63	—	—
Exercised	(151,594)	6.04	—	—
Forfeited	(318,970)	8.47	—	—
Outstanding—June 30, 2023	9,908,375	$8.76	8.4	$9,288
Vested or expected to vest—June 30, 2023	9,908,375	$8.76	8.4	$9,288
Exercisable—June 30, 2023	3,495,562	$8.41	7.8	$5,861

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

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock as of December 31, 2022	122,271	$1.04
Vested	(65,377)	$0.76
Forfeited	(5,720)	$2.00
Unvested restricted stock as of June 30, 2023	51,174	$1.28

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2023 and 2022 was $0.5 million and $0.9 million, respectively. The weighted average grant date fair value of restricted stock that vested during the six months ended June 30, 2023 and 2022 was $0.76 and $0.78, respectively.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest over two years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2022	91,000	$10.11
Granted	206,665	$7.55
Forfeited	(3,800)	$10.11
Unvested as of June 30, 2023	293,865	$8.31

No restricted stock units vested during the six months ended June 30, 2023.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Six months ended June 30,
	2023	2022
Research and development	$4,411	$2,593
General and administrative	3,716	2,531
Total stock-based compensation expense	$8,127	$5,124

As of June 30, 2023 total unrecognized stock–based compensation cost related to unvested stock options, restricted stock awards and restricted stock units was $37.9 million, $0.1 million, and $1.9 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.7 years, 0.7 years, and 1.7 years, respectively.

11. Income taxes

During the six months ended June 30, 2023, the Company recorded an income tax provision of $0.2 million. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses. The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2022.

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

12. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(35,178)	$(26,469)	$(67,216)	$(50,401)
Net loss per share attributable to common stockholders—basic and diluted	$(0.71)	$(0.57)	$(1.36)	$(1.08)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	49,431,922	46,668,369	49,389,931	46,632,279

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	June 30,	June 30,
	2023	2022
Stock options to purchase common stock	9,908,375	7,192,968
Restricted common stock	51,174	189,316
Restricted stock units	293,865	—

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Pension expense	$235	$205	$451	$402

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

The following table summarize 401(k) expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
401(k) expense	$114	$139	$389	$335

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

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. In 2020, Monte Rosa Therapeutics, Inc. and Monte Rosa Therapeutics AG, entities under common control since the incorporation of Monte Rosa Therapeutics, Inc., consummated a contribution and exchange agreement, or the Contribution and Exchange, whereby Monte Rosa Therapeutics, Inc. acquired the net assets and shareholdings of Monte Rosa Therapeutics AG via a one-for-one exchange of equity between Monte Rosa Therapeutics, Inc. and the shareholders of Monte Rosa Therapeutics AG in a common control reorganization. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland. To date, we have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and common stock.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering and at-the-market offerings. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $108.5 million and $74.0 million for the years ended December 31, 2022 and 2021, respectively, and our net loss was $67.2 million and $50.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $297.8 million and $207.6 million in cash, cash equivalents, restricted cash and marketable securities.

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

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds and marketable securities; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; (iii) proceeds from the sale of fixed assets; and (iv) realized losses on the sale of marketable securities.

Results of operations for the three months ended June 30, 2023 and 2022

The following sets forth our results of operations:

	Three months ended June 30,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$29,076	$20,936	$8,140
General and administrative	8,145	6,295	1,850
Total operating expenses	37,221	27,231	9,990
Loss from operations	(37,221)	(27,231)	(9,990)
Other expense	2,233	762	1,471
Net loss before income taxes	(34,988)	(26,469)	(8,519)
Provision for income taxes	(190)	—	(190)
Net loss	$(35,178)	$(26,469)	$(8,709)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended June 30,
(in thousands)	2023	2022	Dollar change
External research and development services	$12,717	$8,110	$4,607
Personnel costs	9,407	6,408	2,999
Laboratory and related expenses	2,422	2,011	411
Facility costs and other expenses	4,530	4,407	123
Research and development expenses	$29,076	$20,936	$8,140

As of June 30, 2023, we had 107 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2022, we had 85 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including the advancement of MRT-2359 in the clinic, advancement of our VAV1 program including IND-enabling work for MRT-6160, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, multiple SCD targets, and other discovery efforts. The increase for the three months ended June 30, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the U.S. and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the three months ended June 30, 2023 and 2022 included non-cash stock-based compensation expense of $2.3 million and $1.4 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended June 30,
(in thousands)	2023	2022	Dollar change
Personnel costs	$4,715	$3,529	$1,186
Professional services	1,132	1,030	102
Facility costs and other expenses	2,298	1,736	562
General and administrative expenses	$8,145	$6,295	$1,850

As of June 30, 2023 and 2022 we had 26 and 19 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the three months ended June 30, 2023 as compared to 2022 due to an increase in stock compensation driven by additional grants. The increase in other expenses in the three months ended June 30, 2023 as compared to 2022 to support our growth and operations as a public company. General and administrative expenses for the three months ended June 30, 2023 and 2022 included non-cash stock-based compensation expense of $1.9 million and $1.4 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended June 30,
(in thousands)	2023	2022
Interest income, net	$2,302	$628
Foreign currency exchange gain (loss), net	(93)	134
Gain on disposal of fixed assets	24	—
Other income	$2,233	$762

The increase in interest and other income for the three months ended June 30, 2023, is principally attributable to higher interest rates on marketable securities.

Results of operations for the six months ended June 30, 2023 and 2022

The following sets forth our results of operations:

	Six months ended June 30,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$55,831	$38,851	$16,980
General and administrative	15,649	12,682	2,967
Total operating expenses	71,480	51,533	19,947
Loss from operations	(71,480)	(51,533)	(19,947)
Other expense	4,454	1,132	3,322
Net loss before income taxes	$(67,026)	$(50,401)	$(16,625)
Provision for income taxes	(190)	—	(190)
Net loss	$(67,216)	$(50,401)	$(16,815)

Research and development expenses

Research and development expenses were comprised of:

	Six months ended June 30,
(in thousands)	2023	2022	Dollar change
External research and development services	$23,471	$16,221	$7,250
Personnel costs	18,918	12,496	6,422
Laboratory and related expenses	4,528	3,729	799
Facility costs and other expenses	8,914	6,405	2,509
Research and development expenses	$55,831	$38,851	$16,980

As of June 30, 2023, we had 107 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2022, we had 85 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including the advancement of MRT-2359 in the clinic, advancement of our VAV1 program including IND-enabling work for MRT-6160, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, multiple SCD targets, and other discovery efforts. The increase for the six months ended June 30, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the U.S. and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the six months ended June 30, 2023 and 2022 included non-cash stock-based compensation expense of $4.4 million and $2.6 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Six months ended June 30,
(in thousands)	2023	2022	Dollar change
Personnel costs	$9,330	$7,049	$2,281
Professional services	2,173	2,370	(197)
Facility costs and other expenses	4,146	3,263	883
General and administrative expenses	$15,649	$12,682	$2,967

As of June 30, 2023 and 2022 we had 26 and 19 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. The increase in other expenses in the six months ended June 30, 2023, compared to 2022 were primarily to support our growth and operations as a public company. General and administrative expenses for the six months ended June 30, 2023 and 2022 included non-cash stock-based compensation expense of $3.7 million and $2.5 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Six months ended June 30,
(in thousands)	2023	2022
Interest income, net	$4,739	$777
Foreign currency exchange gain (loss), net	(178)	230
Gain on disposal of fixed assets	24	125
Loss on sale of marketable securities	(131)	—
Other income	$4,454	$1,132

The increase in interest and other income for the six months ended June 30, 2023 is principally attributable to higher interest rates on marketable securities.

Liquidity and capital resources

Overview

We were incorporated in November 2019 in Delaware and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and public offerings of our common stock. As of June 30, 2023, we had $207.6 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of June 30, 2023, we had an accumulated deficit of $297.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(48,730)	$(47,905)
Investing activities	38,876	(194,769)
Financing activities	1,218	249
Net decrease in cash, cash equivalents and restricted cash	$(8,636)	$(242,425)

Operating activities

Net cash used in operating activities of $48.7 million during the six months ended June 30, 2023, was attributable to our net loss of $67.2 million off-set by an increase in our working capital of $10.4 million and non-cash charges of $8.1 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $47.9 million during the six months ended June 30, 2022, was attributable to our net loss of $50.4 million and a net decrease in our working capital of $5.5 million, offset by non-cash charges of $8.0 million principally with respect to noncash lease expense, depreciation expense and stock-based compensation.

Investing activities

Cash provided by investing activities of $38.9 million during the six months ended June 30, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $76.7 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $67.8 million and purchases of property and equipment of $15.7 million.

Cash used in investing activities of $194.8 million during the six months ended June 30, 2022 was primarily attributable to purchases of marketable securities of $230.7 million and purchases of property and equipment of $4.2 million, offset by proceeds from the maturity of marketable securities of $40 million.

Financing activities

Net cash provided by financing activities for six months ended June 30, 2023, and 2022, consisted of proceeds from the exercise of employee stock options.

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
•
the timing, receipt and amount of sales of any future approved or cleared products, if any; and
•
the impact of global economic and political developments, future public health events and the corresponding responses of businesses and governments.

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

Critical accounting policies and significant judgments and estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. The preparation of our unaudited interim condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. However, even though we believe we have used reasonable estimates and assumptions in preparing our interim condensed consolidated financial statements, the future effects of global economic and political developments and any future public health events on our results of operations, cash flows, and financial position are unclear. Our actual results may differ from these estimates under different assumptions or conditions.

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

Contractual obligations and commitments

During the six months ended June 30, 2023, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during six months ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2022 Annual Report, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2022 Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2022 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2022 Annual Report.

Risks related to our financial position and capital needs

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, our initial public offering, and sales of our common stock. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. As of June 30, 2023, our cash, cash equivalents, restricted cash and marketable securities were $207.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $297.8 million as of June 30, 2023. For the years ended December 31, 2022 and 2021, we reported net losses of $108.5 million and $74.0 million, respectively. For the six months ended June 30, 2023 and 2022, we reported a net loss of $67.2 million and $50.4 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such product candidates via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of economic slowdowns, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other Information

On August 8, 2023, Ajim Tamboli, the Chief Financial Officer of the Company, resigned from the Company effective August 8, 2023 (the “Effective Date”). Mr. Tamboli’s resignation was not the result of any disagreement with the Company or its Board of Directors or any matter relating to the Company’s operations, policies, or practices.

As of the Effective Date, (i) Markus Warmuth, the Company’s Chief Executive Officer, assumed the duties of the principal financial officer of the Company and (ii) Edmund Dunn, the Company’s Vice President, Corporate Controller, assumed the duties of the principal accounting officer of the Company.

The information required by Items 401(b) and (e) of Regulation S-K with respect to Dr. Warmuth is included in the Company’s definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 26, 2023, and is hereby incorporated by reference herein. There are no related party transactions between Dr. Warmuth, on the one hand, and the Company, on the other, reportable under Item 404(a) of Regulation S-K. In addition, there is no family relationship between any director or executive officer of the Company and Dr. Warmuth.

Mr. Dunn (age 57) joined the Company in 2021. Prior to joining the Company, he worked as an independent financial consultant to Ironwood Pharmaceuticals, Inc., a publicly traded pharmaceuticals company, from 2018 to 2021, where he assisted with technical and operational accounting and financial planning and analysis. Mr. Dunn started his career with Deloitte & Touche, LLP. Mr. Dunn is a Certified Public Accountant in the Commonwealth of Massachusetts. He holds a Bachelor’s Degree in Accounting from Louisiana State University and a Masters of Business Administration from University College Dublin. There are no related party transactions between Mr. Dunn, on the one hand, and the Company, on the other, reportable under Item 404(a) of Regulation S-K. In addition, there is no family relationship between any director or executive officer of the Company and Mr. Dunn.

In connection with his resignation, Mr. Tamboli and the Company entered into a Separation Agreement (the “Separation Agreement”) pursuant to which, Mr. Tamboli is entitled to receive severance benefits pursuant to the terms of his Employment Agreement with the Company, with an effective date of June 28, 2021, attached as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on June 28, 2021).

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40522) filed on June 14, 2023).

3.3

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K (File No. 001-40522)) filed on June 28, 2021).

10.1*#	Separation Agreement between the Registrant and Ajim Tamboli, effective as of August 8, 2023.
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Monte Rosa Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)