Form 10-Q
period 2023-09-30
Monte Rosa Therapeutics, Inc.
filed 2023-11-09
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 50,081,023 shares of common stock, $0.0001 per share, outstanding.

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
•
our plans to submit Investigational New Drug, or IND, applications to the U.S. Food and Drug Administration, or the FDA, for future product candidates;
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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	September 30,	December 31,
(unaudited)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$59,055	$54,912
Marketable securities	119,422	207,914
Other receivables	294	7,656
Prepaid expenses and other current assets	4,140	4,444
Current restricted cash	—	960
Total current assets	182,911	275,886
Property and equipment, net	34,992	27,075
Operating lease right-of-use assets	29,408	34,832
Restricted cash, net of current	4,522	4,318
Other long-term assets	270	278
Total assets	$252,103	$342,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,500	$7,862
Accrued expenses and other current liabilities	14,228	14,580
Current portion of operating lease liability	2,881	3,127
Total current liabilities	22,609	25,569
Defined benefit plan liability	1,453	1,533
Operating lease liability	43,517	43,874
Total liabilities	67,579	70,976
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 50,085,167 shares issued and 50,065,680 shares outstanding as of September 30, 2023; and 500,000,000 shares authorized, 49,445,802 shares issued and 49,323,531 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	518,610	503,696
Accumulated other comprehensive loss	(1,455)	(1,752)
Accumulated deficit	(332,636)	(230,536)
Total stockholders’ equity	184,524	271,413
Total liabilities and stockholders’ equity	$252,103	$342,389

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2023	2022	2023	2022
Operating expenses:
Research and development	$28,306	$21,342	$84,137	$60,193
General and administrative	8,662	7,020	24,311	19,702
Total operating expenses	36,968	28,362	108,448	79,895
Loss from operations	(36,968)	(28,362)	(108,448)	(79,895)
Other income (expense):
Interest income	2,227	997	6,966	1,774
Foreign currency exchange gain (loss), net	27	63	(151)	293
Gain (loss) on disposal of fixed assets	—	(16)	24	109
Loss on sale of marketable securities	—	—	(131)	—
Total other income	2,254	1,044	6,708	2,176
Net loss before income taxes	(34,714)	(27,318)	(101,740)	(77,719)
Provision for income taxes	(170)	—	(360)	—
Net loss	$(34,884)	$(27,318)	$(102,100)	$(77,719)
Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.58)	$(2.06)	$(1.67)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	49,814,903	46,732,353	49,533,143	46,666,000
Comprehensive loss:
Net loss	$(34,884)	$(27,318)	$(102,100)	$(77,719)
Other comprehensive income (loss):
Provision for pension benefit obligation	14	32	42	99
Unrealized gain (loss) on available-for-sale securities	171	(176)	255	(680)
Comprehensive loss	$(34,699)	$(27,462)	$(101,803)	$(78,300)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2023	49,323,531	$5	503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	507,688	$(1,393)	$(262,574)	$243,726
Restricted common stock vesting	32,185	—	—	—	—	—
Exercise of common stock options	147,333	—	897	—	—	897
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,153	—	—	4,153
Unrealized loss on available-for-sale securities	—	—	—	(261)	—	(261)
Issuance of shares under employee stock purchase plan	51,977	—	303	—	—	303
Net Loss	—	—	—	—	(35,178)	(35,178)
Balance—June 30, 2023	49,592,479	$5	513,041	$(1,640)	$(297,752)	$213,654
Restricted common stock vesting	75,287	—	—	—	—	—
Exercise of common stock options	397,914	—	1,101	—	—	1,101
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,468	—	—	4,468
Unrealized loss on available-for-sale securities	—	—	—	171	—	171
Net Loss	—	—	—	—	(34,884)	(34,884)
Balance—September 30, 2023	50,065,680	$5	518,610	$(1,455)	$(332,636)	$184,524

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited) - Continued

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2022	46,535,966	$5	$471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	34,505	—	—	—	—	—
Exercise of common stock options	60,240	—	153	—	—	153
Provision for pension benefit obligation	—	—	—	34	—	34
Stock-based compensation expense	—	—	2,251	—	—	2,251
Unrealized loss on available-for-sale securities	—	—	—	(146)	—	(146)
Net Loss	—	—	—	—	(23,932)	(23,932)
Balance—March 31, 2022	46,630,711	$5	473,970	$(2,133)	$(145,967)	$325,875
Restricted common stock vesting	34,508	—	—	—	—	—
Exercise of common stock options	19,439	—	96	—	—	96
Provision for pension benefit obligation	—	—	—	33	—	33
Stock-based compensation expense	—	—	2,873	—	—	2,873
Unrealized loss on available-for-sale securities	—	—	—	(358)	—	(358)
Net Loss	—	—	—	—	(26,469)	(26,469)
Balance—June 30, 2022	46,684,658	$5	$476,939	$(2,458)	$(172,436)	$302,050
Restricted common stock vesting	33,850	—	—	—	—	—
Exercise of common stock options	16,047	—	79	—	—	79
Provision for pension benefit obligation	—	—	—	32	—	32
Stock-based compensation expense	—	—	3,214	—	—	3,214
Unrealized loss on available-for-sale securities	—	—	—	(176)	—	(176)
Issuance of common stock, net of issuance costs of $714	1,638,226	—	13,211	—	—	13,211
Net Loss	—	—	—	—	(27,318)	(27,318)
Balance—September 30, 2022	48,372,781	$5	493,443	$(2,602)	$(199,754)	$291,092

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Nine months ended September 30,
(unaudited)	2023	2022
Cash flows from operating activities:
Net loss	$(102,100)	$(77,719)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	12,595	8,338
Depreciation	4,376	2,675
Noncash lease expense	—	3,202
Net accretion of discounts/premiums on marketable securities	(3,177)	(685)
Loss on sale of marketable securities	131	—
Gain on disposal of property and equipment	(24)	(109)
Changes in operating assets and liabilities
Other receivables	2,233	(177)
Prepaid expenses and other current assets	312	(2,122)
Accounts payable	(10)	(899)
Accrued expenses and other current liabilities	2,268	(1,041)
Defined benefit plan liability	(39)	50
Right-of-use assets and operating lease liabilities	9,999	(18)
Net cash used in operating activities	$(73,436)	$(68,505)
Cash flows from investing activities:
Purchases of property and equipment	(17,352)	(5,640)
Proceeds from sale of property and equipment	62	109
Purchases of marketable securities	(75,637)	(290,049)
Proceeds from sale of marketable securities	45,631	—
Proceeds from maturities of marketable securities	121,800	130,300
Net cash provided by (used in) investing activities	$74,504	$(165,280)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	2,016	328
Proceeds from employee stock purchase plan	303	—
Payment of common stock issuance costs	—	(296)
Net cash provided by financing activities	$2,319	$32
Net decrease in cash, cash equivalents and restricted cash	$3,387	$(233,753)
Cash, cash equivalents and restricted cash—beginning of period	60,190	351,409
Cash, cash equivalents and restricted cash—end of period	$63,577	$117,656
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$59,055	$112,394
Restricted cash	4,522	5,262
Total cash, cash equivalents and restricted cash	$63,577	$117,656
Supplemental disclosure of noncash items
Common stock issuance costs in accounts payable and accrued expenses		$31
Proceeds receivable from issuance of common stock		$13,507
Reduction of right-of-use assets for lease incentives receivable	$5,128	$3,872
Purchases of property and equipment in accounts payable and accrued expenses	$1,270	$4,750

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the condensed consolidated financial statements

(unaudited)

1. Description of business and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. As used in these condensed consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG, or Monte Rosa AG, and Monte Rosa Therapeutics Securities Corp. Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

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

As of September 30, 2023, the Company had an accumulated deficit of $332.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $102.1 million and $77.7 million for the nine months ended September 30, 2023 and 2022, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $178.5 million as of September 30, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the third quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$58,434	$—	$—	$58,434
Pension plan assets	—	5,862	—	5,862
Corporate debt securities	—	114,454	—	114,454
U.S Treasury securities	—	4,968	—	4,968
Total assets measured at fair value	$58,434	$125,284	$—	$183,718

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$50,633	$—	$—	$50,633
Pension plan assets	—	5,320	—	5,320
Corporate debt securities	—	127,351	—	127,351
U.S Treasury securities	—	80,563	—	80,563
Total assets measured at fair value	$50,633	$213,234	$—	$263,867

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2023 and 2022.

4. Marketable Securities

Marketable securities as of September 30, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$114,624	$6	$(176)	114,454
U.S Treasury securities	4,991	—	(23)	4,968
Total	$119,615	$6	$(199)	$119,422

Market securities as of December 31, 2022 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$127,565	$27	$(241)	127,351
U.S Treasury securities	80,798	2	(237)	80,563
Total	$208,363	$29	$(478)	$207,914

As of September 30, 2023, the Company held 31 marketable securities, 20 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position is $82.3 million. There were no individual securities that were in a significant unrealized loss position as of September 30, 2023. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of September 30, 2023, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$21,701	$17,766
Computer hardware and software	1,052	499
Furniture and fixtures	1,099	388
Leasehold improvements	20,794	2,660
Construction in process	744	12,013
Total property and equipment, at cost	$45,390	$33,326
Less: accumulated depreciation	(10,398)	(6,251)
Property and equipment, net	$34,992	$27,075

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depreciation expense	$1,834	$1,033	$4,376	$2,675

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation and benefits	$6,145	$5,624
Accrued research and development	5,175	3,936
Other	2,908	5,020
Total other current liabilities	$14,228	$14,580

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of September 30, 2023.

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

Klybeck Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space with Wincasa AG, or the landlord, that occupies approximately 21,422 square feet located at Klybeckstrasse 191, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Landlord amended the Klybeck Lease which increased the office and lab space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. The amendment was accounted for as a lease modification and resulted in an increases to the related ROU asset and operating lease liability of $1.8 million.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations, or the Harrison Avenue Lease. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022, which resulted in noncash lease expense of $3.2 million for the nine months ended September 30, 2022. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord will reimburse the Company for $13 million of tenant improvements. The Company will reduce the ROU asset and record an asset for construction in progress as costs are incurred and reimbursed. These costs were reclassified from construction in progress to leasehold improvements upon completion of the project. As of September 30, 2023, the Company had $0.1 million receivable in reimbursable tenant improvements which is recorded as an other receivable on the condensed consolidated balance sheet.

The components of lease expense for the nine months ended September 30, 2023 are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Operating lease expense	$5,552	$4,857
Variable lease expense	1,700	1,128
Total lease expense	$7,252	$5,985

The variable lease expenses generally include common area maintenance and property taxes. For nine months ended September 30, 2023, $6.2 million lease expense was recorded within research and development and $1.2 million lease expense was recorded within general and administrative in the condensed consolidated statements of operations and comprehensive loss. Short-term lease costs for the nine months ended September 30, 2023 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)	8.9	9.7
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2023 are as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$1,871	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$2,382	$1,181

The amortization of the ROU assets for the nine months ended September 30, 2023 and 2022 was $2.0 million and $2.4 million, respectively.

Future minimum lease payments under non-cancelable leases as of September 30, 2023 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remaining 2023	$1,714
2024	7,373
2025	7,663
2026	7,863
2027	7,614
Thereafter	38,386
Total undiscounted minimum lease payments	70,613
Less: Imputed interest	(24,215)
Total operating lease liability	$46,398

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

Upon execution of the License Agreement, the Company paid an immaterial access fee which was expensed to research and development in 2018. The research program conducted with the ICR with respect to cereblon-mediated protein degradation was completed as of December 31, 2020. However, the License and Collaboration Agreement continues until it is otherwise terminated under the terms and conditions stated within the agreement. There was no activity under this agreement for the three and nine months ended September 30, 2023.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of September 30, 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of September 30, 2023.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 50,085,167 shares were issued and 50,065,680 shares were outstanding as of September 30, 2023.

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

As of September 30, 2023, and December 31, 2022, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	September 30, 2023	December 31, 2022
Options to purchase common stock	9,489,119	7,436,339
Unvested restricted common stock awards	19,487	122,271
Unvested restricted common stock units	250,265	91,000
	9,758,871	7,649,610

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the nine months ended September 30, 2023, the Company did not sell shares of its common stock under the Sales Agreement. During the nine months ended September 30, 2022, the Company sold 1,638,226 shares of common stock under the Sales Agreement for aggregate gross proceeds of $13.9 million, or aggregate net proceeds of $13.2 after deducting underwriter discounts and commissions and other offering costs. The proceeds from the ATM offering were receivable as of September 30, 2022 and the transaction was settled on October 5, 2022.

10. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2023 the number of shares available under the 2021 Plan automatically increased by 2,466,176 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2023, 3,227,124 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2023 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of September 30, 2023, 1,215,623 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Granted	3,241,800	7.54	—	—
Exercised	(549,508)	3.67	—	—
Forfeited	(639,512)	8.37	—	—
Outstanding—September 30, 2023	9,489,119	$8.93	8.1	$3,401
Vested or expected to vest—September 30, 2023	9,489,119	$8.93	8.1	$3,401
Exercisable—September 30, 2023	3,700,455	$9.02	7.2	$2,452

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

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock as of December 31, 2022	122,271	$1.04
Vested	(97,064)	$0.75
Forfeited	(5,720)	$2.00
Unvested restricted stock as of September 30, 2023	19,487	$2.18

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2023 and 2022 was $0.2 million and $1.2 million, respectively. The weighted average grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2023 and 2022 was $0.75 and $0.77, respectively.

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

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2022	91,000	$10.11
Granted	206,665	$7.55
Vested	(43,600)	$10.11
Forfeited	(3,800)	$10.11
Unvested as of September 30, 2023	250,265	$8.00

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2023 was $0.3 million. The weighted average grant date fair value of restricted stock units that vested during nine months ended September 30, 2023 was $10.11. No restricted stock units vested during the nine months ended September 30, 2022.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Research and development	$6,729	$4,289
General and administrative	5,866	4,049
Total stock-based compensation expense	$12,595	$8,338

As of September 30, 2023 total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $33.1 million and $1.6 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.5 years and 1.5 years, respectively.

11. Income taxes

During the nine months ended September 30, 2023, the Company recorded an income tax provision of $0.4 million. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses. The Company did not record a provision or benefit for income taxes during the nine months ended September 30, 2022.

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

12. Net loss per common share

Basic and diluted net loss per share attributable to common stockholders is calculated as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(34,884)	$(27,318)	$(102,100)	$(77,719)
Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.58)	$(2.06)	$(1.67)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	49,814,903	46,732,353	49,533,143	46,666,000

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	September 30,	September 30,
	2023	2022
Stock options to purchase common stock	9,489,119	7,207,043
Restricted common stock	19,487	155,466
Restricted stock units	250,265	91,000

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Pension expense	$251	$210	$702	$612

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

The following table summarize 401(k) expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
401(k) expense	$99	$72	$488	$407

14. Subsequent events

Collaboration and License Agreement

On October 16, 2023, the Company entered into a Collaboration and License Agreement, or the Collaboration Agreement, with F. Hoffmann-La Roche Ltd and an affiliate, or Roche, for the discovery and development of molecular glue degraders against targets in cancer and neurological diseases. Under the Collaboration Agreement, the Company will lead the discovery and certain preclinical activities against multiple select targets. Following the completion of certain preclinical studies, Roche has the option to continue the further development and potential commercialization of compounds identified and generated under the collaboration and products containing such compounds at its sole responsibility and at its own cost. The initial scope of the arrangement is limited to a specified number of targets but may be expanded to include additional targets subject to certain conditions and additional compensation payable to the Company. Pursuant to the terms of the Collaboration Agreement, the Company granted to Roche an exclusive license to use certain of its platform technology for the exploitation of compounds and products discovered and developed under the arrangement The Company will receive an upfront payment of $50.0 million from Roche under the terms of the Collaboration Agreement. Additionally, the Company is eligible to receive contingent payments from Roche upon the occurrence of defined research, development, regulatory and sales-based events exceeding $3 billion. The Company is also entitled to tiered royalties on sales of products containing compounds identified and generated from activities conducted under the arrangement. The Collaboration Agreement term commences on the execution date and continues until no payment obligations remain, unless otherwise terminated earlier.

Registered Direct Offering

On October 30, 2023, the Company sold in a registered direct offering pursuant to a securities purchase agreement pre-funded warrants to purchase 10,000,400 shares of the Company’s common stock to an accredited investor at a purchase price of $2.4999 per pre-funded warrant for aggregate gross proceeds of $25.0 million, before paying estimated offering expenses. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share, and may be exercised at any time until the pre-funded warrants are exercised in full.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, as well as our initial public offering and at-the-market offerings. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $108.5 million and $74.0 million for the years ended December 31, 2022 and 2021, respectively, and our net loss was $102.1 million and $77.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $332.6 million and $183.0 million in cash, cash equivalents, restricted cash and marketable securities.

Impact of global economic and political developments

The development of our product candidates could be disrupted and materially adversely affected in the future by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and Israel, and economic challenges caused by global pandemics or other public health events, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, financial condition and results of operations could be materially and adversely affected by negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

Although, to date, our business has not been materially impacted by these global economic and geopolitical conditions, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such instability could impact our business and results of operations. Any such disruptions may also magnify the impact of other risks described in this report.

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

Results of operations for the three months ended September 30, 2023 and 2022

The following sets forth our results of operations:

	Three months ended September 30,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$28,306	$21,342	$6,964
General and administrative	8,662	7,020	1,642
Total operating expenses	36,968	28,362	8,606
Loss from operations	(36,968)	(28,362)	(8,606)
Other expense	2,254	1,044	1,210
Net loss before income taxes	(34,714)	(27,318)	(7,396)
Provision for income taxes	(170)	—	(170)
Net loss	$(34,884)	$(27,318)	$(7,566)

Research and development expenses

Research and development expenses were comprised of:

	Three months ended September 30,
(in thousands)	2023	2022	Dollar change
External research and development services	$12,227	$8,557	$3,670
Personnel costs	9,208	6,868	2,340
Laboratory and related expenses	2,284	1,778	506
Facility costs and other expenses	4,587	4,139	448
Research and development expenses	$28,306	$21,342	$6,964

As of September 30, 2023, we had 107 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2022, we had 97 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including the advancement of MRT-2359 in the clinic, advancement of our VAV1 program including IND-enabling work for MRT-6160, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, multiple SCD targets, and other discovery efforts. The increase for the three months ended September 30, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the U.S. and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the three months ended September 30, 2023 and 2022 included non-cash stock-based compensation expense of $2.3 million and $1.7 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended September 30,
(in thousands)	2023	2022	Dollar change
Personnel costs	$5,440	$3,770	$1,670
Professional services	1,277	1,246	31
Facility costs and other expenses	1,944	2,004	(60)
General and administrative expenses	$8,661	$7,020	$1,641

As of September 30, 2023 and 2022 we had 26 and 21 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the three months ended September 30, 2023 as compared to 2022 due to an increase in stock compensation driven by additional grants. The increase in other expenses in the three months ended September 30, 2023 as compared to 2022 to support our growth and operations as a public company. General and administrative expenses for the three months ended September 30, 2023 and 2022 included non-cash stock-based compensation expense of $2.2 million and $1.5 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended September 30,
(in thousands)	2023	2022
Interest income, net	$2,227	$997
Foreign currency exchange gain, net	27	63
Loss on disposal of fixed assets	—	(16)
Other income	$2,254	$1,044

The increase in interest and other income for the three months ended September 30, 2023, is principally attributable to higher interest rates on marketable securities.

Results of operations for the nine months ended September 30, 2023 and 2022

The following sets forth our results of operations:

	Nine months ended September 30,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$84,137	$60,193	$23,944
General and administrative	24,311	19,702	4,609
Total operating expenses	108,448	79,895	28,553
Loss from operations	(108,448)	(79,895)	(28,553)
Other expense	6,708	2,176	4,532
Net loss before income taxes	$(101,740)	$(77,719)	$(24,021)
Provision for income taxes	(360)	—	(360)
Net loss	$(102,100)	$(77,719)	$(24,381)

Research and development expenses

Research and development expenses were comprised of:

	Nine months ended September 30,
(in thousands)	2023	2022	Dollar change
External research and development services	$35,698	$24,778	$10,920
Personnel costs	28,126	19,364	8,762
Laboratory and related expenses	6,812	5,507	1,305
Facility costs and other expenses	13,501	10,544	2,957
Research and development expenses	$84,137	$60,193	$23,944

As of September 30, 2023, we had 107 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2022, we had 97 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses have been related to the development of our QuEENTM platform, advancement of our GSPT1 program including the advancement of MRT-2359 in the clinic, advancement of our VAV1 program including IND-enabling work for MRT-6160, and the advancement of our disclosed and undisclosed programs including for CDK2, NEK7, multiple SCD targets, and other discovery efforts. The increase for the nine months ended September 30, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the U.S. and Switzerland including increased headcount and facilities, as well as corresponding increases in laboratory related expenses. Research and development expenses for the nine months ended September 30, 2023 and 2022 included non-cash stock-based compensation expense of $6.7 million and $4.3 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Nine months ended September 30,
(in thousands)	2023	2022	Dollar change
Personnel costs	$14,770	$10,819	$3,951
Professional services	3,451	3,616	(165)
Facility costs and other expenses	6,090	5,267	823
General and administrative expenses	$24,311	$19,702	$4,609

As of September 30, 2023 and 2022 we had 26 and 21 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. The increase in other expenses in the nine months ended September 30, 2023, compared to 2022 were primarily to support our growth and operations as a public company. General and administrative expenses for the nine months ended September 30, 2023 and 2022 included non-cash stock-based compensation expense of $5.9 million and $4.0 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Nine months ended September 30,
(in thousands)	2023	2022
Interest income, net	$6,966	$1,774
Foreign currency exchange gain (loss), net	(151)	293
Gain on disposal of fixed assets	24	109
Loss on sale of marketable securities	(131)	—
Other income	$6,708	$2,176

The increase in interest and other income for the nine months ended September 30, 2023 is principally attributable to higher interest rates on marketable securities.

Liquidity and capital resources

Overview

We were incorporated in November 2019 in Delaware and our operations to date have been financed primarily through the issuance of convertible promissory notes, convertible preferred stock and public offerings of our common stock. As of September 30, 2023, we had $183.0 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of September 30, 2023, we had an accumulated deficit of $332.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(73,436)	$(68,505)
Investing activities	74,504	(165,280)
Financing activities	2,319	32
Net decrease in cash, cash equivalents and restricted cash	$3,387	$(233,753)

Operating activities

Net cash used in operating activities of $73.4 million during the nine months ended September 30, 2023, was attributable to our net loss of $102.1 million off-set by an increase in our working capital of $14.8 million and non-cash charges of $13.9 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $68.5 million during the nine months ended September 30, 2022, was attributable to our net loss of $77.7 million and a net decrease in our working capital of $4.2 million, offset by non-cash charges of $13.4 million principally with respect to noncash lease expense, depreciation expense and stock-based compensation.

Investing activities

Cash provided by investing activities of $74.5 million during the nine months ended September 30, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $121.8 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $75.6 million and purchases of property and equipment of $17.4 million.

Cash used in investing activities of $165.3 million during the nine months ended September 30, 2022, was primarily attributable to purchases of marketable securities of $290 million and purchases of property and equipment of $5.6 million, offset by proceeds from the maturity of marketable securities of $130.3 million.

Financing activities

Net cash provided by financing activities for nine months ended September 30, 2023, and 2022, consisted of proceeds from the exercise of employee stock options.

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

Contractual obligations and commitments

During the nine months ended September 30, 2023, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the company. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended September 30, 2023 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, our initial public offering, and sales of our common stock. From our inception through the date hereof, we raised an aggregate of $499.8 million of gross proceeds from such transactions. As of September 30, 2023, our cash, cash equivalents, restricted cash and marketable securities were $183.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $332.6 million as of September 30, 2023. For the years ended December 31, 2022 and 2021, we reported net losses of $108.5 million and $74.0 million, respectively. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $102.1 million and $77.7 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

From time to time, we may publicly disclose interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in October 2023 we announced interim data from the Phase 1 dose escalation part of our ongoing Phase 1/2 open-label, multicenter study of MRT-2359 in patients with MYC-driven solid tumors. While the interim clinical data from the study demonstrated favorable tolerability, pharmacokinetic and pharmacodynamic profiles in heavily pre-treated patients with lung cancers and high-grade neuroendocrine cancer, we cannot be certain that the final data will demonstrate the same results, or that we will be able to draw the same conclusions from the final data. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

10.1*#	Separation Agreement between the Registrant and Ajim Tamboli, effective as of August 8, 2023.
10.2*†	Collaboration and License Agreement between Monte Rosa Therapeutics AG, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., dated as of October 16, 2023.
10.3	Securities Purchase Agreement, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023.
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

Monte Rosa Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)