Form 10-K
period 2023-12-31
Monte Rosa Therapeutics, Inc.
filed 2024-03-14
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NASDAQ on June 30, 2023, was $234.3 million.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2024 was 50,154,073.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160 and NEK7-directed MGD, MRT-8102;
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
•
our plans to submit Investigational New Drug, or IND applications to the U.S. Food and Drug Administration, or the FDA for future product candidates;
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
•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, global health crises, geopolitical events, changes in international trade relationships and military conflicts on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”

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

SUMMARY OF RISK FACTORS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully in Part II, “Item 1A—Risk Factors,” and include, but are not limited to, the following:

•
We are a biotechnology company with a limited operating history and have not generated any revenue to date from drug sales and may never become profitable.
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
•
Our approach to the discovery and development of product candidates, which may also be referred to herein as development candidates, based on our QuEENTM platform is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company developing a portfolio of novel and proprietary molecular glue degraders, or “MGDs”. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs function by inducing the engagement of an E3 ligase, such as cereblon, with defined structural features on surfaces of target proteins. These target proteins are also referred to as neosubstrates. The E3 ligase then tags the target protein for degradation by adding a molecular mark known as ubiquitin. We have developed a proprietary and industry leading platform, called QuEEN™ (an abbreviation for “Quantitative and Engineered Elimination of Neosubstrates”) to enable our unique target-centric MGD discovery and development approach and our rational design of MGD product candidates. We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches. To date, our QuEENTM platform has identified numerous proteins for potential targeting by our MGDs, including those in our pipeline. We combine our artificial intelligence or “AI” / machine learning or “ML” engines with multiple proprietary experimental tools to identify therapeutically-relevant target proteins amenable to degradation by our MGDs. We are continuously increasing our understanding of how MGDs function and we are using this understanding to develop design principles for the engineering of new MGDs. This growing expertise manifests in our expanding MGD library as well as our discovery and development pipeline. Using our insights, knowhow, and technology platform we have generated a library of MGDs that forms the basis for our MGD programs. At present, our library comprises a diverse set of rationally designed small molecules representing more than 400 unique low molecular weight scaffolds and about 50,000 different MGD molecules, We also use our insights and learnings to continuously update and improve QuEENTM and our MGD library consistently increasing the power of the platform.

We prioritize our product development on therapeutic target proteins backed by strong biological and genetic rationales. We are focused on developing solutions to clinically important indications, including oncology, inflammation, immunology, and others.

Our most advanced product candidate, MRT-2359, is an orally bioavailable MGD targeting the translation termination factor protein GSPT1. MRT-2359 is currently in clinical development for potential use in MYC-driven tumors, including metastatic non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, and high-grade neuroendocrine tumors. Our pre-clinical studies showed that through a functional association between GSPT1 and the MYC family of transcription factors, GSPT1 serves as a key regulator of MYC-induced protein translation, and that the degradation of GSPT1 using our MGDs creates a potential vulnerability in multiple MYC-driven tumors. The U.S. Food and Drug Administration or the “FDA” cleared the company’s investigational new drug application or “IND” for MRT-2359 in September 2022, and we initiated a phase 1/2 clinical trial for the treatment of MYC-driven solid and high-grade neuroendocrine tumors in October 2022. In October 2023, we presented interim data from the Phase 1 dose escalation part of our Phase 1/2 clinical trial of MRT-2359 demonstrating favorable pharmacokinetic (PK), pharmacodynamic (PD), and tolerability profiles and early, but we believe promising, signs of clinical activity, including tumor size reductions in patients with biomarker-positive cancers. In January 2023, MRT-2359 received Fast Track designation from the FDA for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression. In June 2023, MRT-2359 received Orphan Drug Designation from FDA for treatment of small cell lung cancer (SCLC). In December 2023, MRT-2359 received Fast Track Designation from the FDA for the treatment of patients with previously treated, metastatic SCLC with L-MYC or N-MYC expression.

Beyond GSPT1, we are advancing our pipeline of assets towards the clinic. Specifically, our VAV1 product candidate, MRT-6160, has concluded IND-enabling safety assessment and is advancing towards an anticipated U.S. FDA IND filing in Q2 of 2024, and clinical study initiation is expected in mid 2024. VAV1 plays a critical role in T- and B-cell receptor signaling and activity. As most autoimmune diseases are driven by an underlying dysregulation or hyperactivation of T- and/or B-cell receptor signaling, a VAV1-directed MGD such as MRT-6160 offers potential to ameliorate aberrant responses from both cell types to treat multiple T- or T-/B-cell mediated autoimmune diseases including inflammatory bowel disease, rheumatoid arthritis, multiple sclerosis, and others.

In addition, we recently disclosed our first product candidate for our NEK7 program, MRT-8102, which is now in IND-enabling studies, with an IND filing with the FDA planned for Q1 of 2025.

Further our CDK2 program is in lead optimization and continues to advance towards product candidate selection. Our pipeline also includes multiple additional undisclosed discovery phase programs.

Our proprietary QuEENTM platform uniquely enables us to rationally design and develop our diverse library of MGDs and to deploy them against target proteins identified through our AI/ML approach. Uniquely, many of these target proteins are considered inadequately drugged or completely undruggable by other therapeutic modalities. Our resulting MGDs are designed to reprogram the E3 ligase to bind to and induce the degradation of a therapeutically-relevant target protein. Central to our QuEENTM platform is a detailed understanding of the molecular interactions promoted by our MGDs between E3 ligases and structural features on the surface of therapeutically-relevant proteins, which we refer to as degrons.

Key components of our QuEENTM platform are:

•
AI/ML engines: Our proprietary AI/ML engines enable us to a) identify targets and associated E3 ligases leveraging the surface features on a protein that serve as MGD-dependent points of interaction between an E3 ligase and a therapeutically-relevant protein; b) rapidly guide the design and optimization of novel MGDs, using virtual screening, generative designs, absorption, distribution, metabolism, excretion, and toxicity, or ADMET, and synthesis models, and ternary complex models of an E3 ligase, an MGD, and a target protein or neosubstrate; and c) connect MGDs and their biological activity to disease-relevant biomarkers.
•
High throughput screening, structural biology and proteomics capabilities: Our specialized and tailored suite of biochemical, structural biology, cellular, and proteomics assays and capabilities that enable and accelerate the discovery and optimization of MGD product candidates that efficiently recruit target proteins to E3 ligases.
•
Proprietary MGD library: A wholly-owned, proprietary, diverse, and continuously growing chemical library of currently around 50,000 MGDs that we have rationally designed based on our growing expertise in molecular glue anatomy and design, large proteomics and screening databases, and AI/ML algorithms. Library compounds currently represent more than 400 unique low molecular weight scaffolds with favorable binding affinities for an E3 ubiquitin ligase.

By capturing our insights and experience with the identification of target proteins amenable to our approach as well as the discovery and development of MGDs through QuEENTM, we are constantly increasing the power of the platform.

Our most advanced product candidate, MRT-2359, is a potent, highly selective orally bioavailable MGD of the translation termination factor protein GSPT1. MRT-2359 was identified using QuEENTM and is currently in development as a potential treatment for cancers dependent on or characterized by the expression of high levels of MYC family genes (c-MYC, L-MYC and N-MYC). The MYC transcription factors are some of the most frequently mutated, translocated and highly expressed oncogenes in human cancers and we propose targeting GSPT1 as a strategy for therapeutically addressing these cancers. MYC-driven cancer cells are highly addicted to protein translation, and we have shown in extensive pre-clinical studies that due to the key role of GSPT1 in protein synthesis, selective GSPT1 degradation by MRT-2359 in cells expressing high levels of L- or N-MYC leads to cell death. Further, we have demonstrated in these MYC-driven preclinical models that MRT-2359 potently and selectively induces GSPT1 degradation, leading to tumor regression after oral administration as a single agent. We have also shown that MRT-2359 combines with a variety of other agents, including androgen-receptor and estrogen-receptor antagonists, as well as mTOR inhibitors, and prevents development of resistance in a preclinical setting. Based on these preclinical results, we initiated clinical trials with MRT-2359 in October 2022. The Phase 1/2, open-label, multicenter study was designed to primarily assess the safety, tolerability, pharmacokinetic or “PK”, pharmacodynamic or “PD” and preliminary clinical activity of MRT-2359 in patients with previously treated selected solid tumors, including NSCLC, SCLC, high-grade neuroendocrine cancer of any primary site, diffuse large B-cell lymphoma or “DLBCL” and solid tumors with L-MYC or N-MYC amplification. In October 2023, we disclosed interim clinical data including PK, PD, safety and available initial efficacy from the Phase 1 arm of the ongoing Phase 1/2 clinical trial evaluating MRT-2359. Interim data demonstrated favorable pharmacokinetic (PK), pharmacodynamic (PD), and tolerability profiles and early, but we believe promising, signs of clinical activity, including tumor size reductions in patients with biomarker-positive cancers. We expect to announce the recommended Phase 2 dose for the MRT-2359 Phase 1/2 study in Q2 2024 and report updated Phase 1 clinical results thereafter. We also expect to initiate the Phase 2 portion of the study before year-end 2024.

Our development candidate for VAV1, MRT-6160 is a potent, highly selective, and orally bioavailable investigational molecular glue degrader of VAV1, which in our in vitro studies has shown deep degradation of its target with no detectable effects on other proteins. VAV1, a Rho-family guanine nucleotide exchange factor, is a key signaling protein downstream of both the T- and B-cell receptors. VAV1 expression is restricted to blood and immune cells, including T and B cells. Preclinical studies have shown that targeted degradation of VAV1 protein via an MGD modulates both T- and B-cell receptor activity. This modulation is evident both in vitro and in vivo, demonstrated by a significant decrease in cytokine secretion, proteins vital for maintaining autoimmune diseases. Moreover, VAV1-directed MGDs have shown promising activity in preclinical models of neurologic and systemic autoimmune diseases and thus we believe have the potential to provide therapeutic benefits in multiple autoimmune indications, such as inflammatory bowel disease, rheumatoid arthritis, multiple sclerosis, and dermatological disorders. Preclinical studies demonstrate MRT-6160 inhibits disease progression in in vivo autoimmunity models. We expect to submit an IND for MRT-6160 in Q2 2024 and to initiate a Phase 1 single ascending dose / multiple ascending dose, or SAD/MAD, study in healthy volunteers in mid-2024.

Our development candidate for NEK7, MRT-8102, is a potent, highly selective, and orally bioavailable investigational molecular glue degrader of NEK7 and an inhibitor of the IL-1β and NLRP3 inflammasome pathway. MRT-8102 is the first development candidate for our NEK7 program, targeting diseases driven by IL-1β and the NRLP3 inflammasome. The NLRP3 inflammasome is a multiprotein complex that serves as a central node to integrate cellular signals generated by pathogens, damage and stress, and subsequently triggers the generation of pro-inflammatory cytokines, such as IL-1β. Aberrant NLRP3 inflammasome activation has been implicated in several inflammatory disorders including gout, cardiovascular disease, neurological disorders including parkinson's disease and alzheimer's disease, ocular disease, diabetes, obesity, and liver disease. NEK7 facilitates assembly and activation of the NLRP3 inflammasome in a kinase-independent manner, suggesting that degradation of NEK7 with an MGD molecule would be an attractive therapeutic approach to preventing NLRP3 activation and release of IL-1β. In light of the strategic importance of our NEK7 program, we are advancing a second, differentiated chemical series through Lead Optimization.

Our QuEENTM platform continues to generate discovery stage programs targeting therapeutically relevant proteins otherwise considered undruggable or inadequately drugged. We have been able to identify highly selective MGDs for CDK2, an oncology target and key driver of cancers such as breast, ovarian, and uterine cancer. Our CDK2 program is currently in lead optimization and we have identified selective and orally bioavailable molecules that show activity in preclinical in vivo models of hormone receptor positive breast cancer as single agents or in combination with CDK4/6 inhibitors.

We also continue to progress our discovery stage programs for multiple other undisclosed target proteins. Our focus is on target proteins that have been considered undruggable or insufficiently drugged, that are highly credentialed preclinically or clinically, and that can potentially move into the clinic in indications with high unmet need and substantial commercial potential.

In October 2023, our wholly-owned subsidiary, Monte Rosa Therapeutics AG, or Monte Rosa AG, entered into a strategic collaboration and licensing agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel referred herein as Roche. Pursuant to the License Agreement, the parties will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. We will lead pre-clinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further pre-clinical and clinical development activities. Under the terms of the agreement, Monte Rosa received an upfront payment of $50 million, and is eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving pre-clinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, Monte Rosa is entitled to receive from Roche an upfront payment of up to $28 million, and potential pre-clinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered percent royalties ranging from high-single-digit to low- teens on any products that are commercialized by Roche as a result of the collaboration.

We are led by an experienced team of drug discovery and development experts with deep experience in targeted protein degradation, molecular glues, chemistry, structural biology, data science, disease biology, translational medicine, and clinical development.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in the State of Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel,

Switzerland. Our principal executive office is located at 321 Harrison Avenue, Suite 900, Boston, MA 02118 and our telephone number is (617) 949-2643. Information about us is available on our corporate websites at www.monterosatx.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report. We trade on the Nasdaq Global Select Market under the ticker symbol “GLUE”.

Our product pipeline

We have leveraged our QuEEN™ platform to generate our pipeline of product candidates with the potential to treat a diverse range of diseases through targeted protein degradation. Our current programs are focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in well-characterized biological pathways across clinical indications in oncology, inflammation, immunology and other diseases with high unmet needs. We currently retain exclusive worldwide rights to the programs shown in the Figure 1 below, except for the discovery targets included in the Roche collaboration.

Figure 1: Monte Rosa Pipeline

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

Through our ability to produce potentially highly selective MGDs with fine-tuned speed and depth of degradation, we believe we can generate MGD product candidates with a wide therapeutic window that may be beneficial in a broad range of indications, including oncology, immunology, inflammation, metabolic diseases and diseases of the central nervous system or CNS. We believe our platform has the capability to produce MGDs suitable for distribution into any tissue, including MGDs designed to be CNS-penetrant, such as our VAV1-directed MGD MRT-6160 and our MGDs for NEK7, including MRT-8102.

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

In immunology, we are uniquely able to target highly credentialed immune signaling proteins in pathologically relevant immune pathways. These proteins may have a predominant scaffolding role , such as VAV1 and NEK7, an active site that is hard to target, such as VAV1, or may be considered to be undruggable by conventional small molecules. We prioritize target proteins that are validated through preclinical or clinical (including human genetic) evidence. We have shown that we are able to optimize our MGD product candidates to induce deep and selective degradation of immune-pathway relevant proteins.

Key elements of our strategy include:

•
Continue to advance our GSPT1-directed MGD program through clinical development and towards seeking regulatory approval. We received FDA clearance of our IND for MRT-2359 in September 2022 and initiated patient dosing in our ongoing Phase 1/2 clinical trial in October 2022. In October 2023, we announced interim clinical data from the Phase 1 dose escalation part of our ongoing MRT-2359 Phase 1/2 study demonstrating favorable pharmacokinetic (PK), pharmacodynamic (PD), and tolerability profiles in heavily pretreated patients, including lung cancers and high-grade neuroendocrine tumors. MRT-2359 showed evidence of tumor size reductions, including partial responses, in heavily pretreated patients with biomarker-positive tumors. Optimal PD modulation of GSPT1 in peripheral blood mononuclear cells and tumor tissue biopsies was observed at all dose levels, consistent with its designed activity based on preclinical studies. We have generated data in preclinical models that demonstrate the potential of our GSPT1-directed MGDs to confer antitumor activity across multiple tumor types that are characterized by the expression of high levels of the MYC family of transcription factors. In January 2023, MRT-2359 received Fast Track designation from the FDA for the treatment of patients with previously treated, metastatic, NSCLC with L-MYC or N-MYC expression. In June 2023, MRT-2359 received Orphan Drug Designation from FDA for treatment of small cell lung cancer (SCLC). In December 2023, MRT-2359 received Fast Track Designation from the FDA for the treatment of patients with previously treated SCLC with L-MYC or N-MYC expression;
•
Continue to advance our VAV1-directed MGD program through IND filing and into clinical trials. In May 2023, we announced development candidate MRT-6160, a VAV1-directed MGD, for the treatment of systemic and neurologic autoimmune diseases. We have presented preclinical data from multiple autoimmune disease models demonstrating that MRT-6160 attenuates autoimmune disease progression. We expect to submit an IND for MRT-6160 in the Q2 2024 and to initiate a Phase 1 single ascending dose / multiple ascending dose study in healthy volunteers in mid-2024;
•
Continue to advance our NEK7-directed MGD program through IND filing and into clinical trials. In March 2024, we announced development candidate MRT-8102, targeting diseases driven by IL-1β and the NRLP3 inflammasome. Aberrant NLRP3 inflammasome activation and the subsequent release of active IL-1β and interleukin-18 (IL-18) has been implicated in multiple inflammatory disorders, including gout, cardiovascular disease, neurologic disorders including Parkinson’s disease and Alzheimer’s disease, ocular disease, diabetes, obesity, and liver disease. MRT-8102 is an orally bioavailable MGD that has shown potent, selective, and durable degradation of NEK7 and near-complete reductions of IL-1β in a non-human primate model following ex vivo stimulation of whole blood using lipopolysaccharide from Escherichia coli, or LPS, and nigericin. IND-enabling studies are ongoing, and we expect to submit an IND for MRT-8102 in Q1 2025. In light of the strategic importance of our NEK7 program, we are advancing a second, differentiated chemical series through Lead Optimization;

•
Continue to advance and develop our pipeline of rationally designed MGDs to transform the treatment of diseases in multiple therapeutic areas. Through our QuEENTM platform, we have identified a variety of additional degron-containing proteins that are amenable to our approach and are either undruggable of insufficiently drugged and we continue to build MGDs against these proteins. Our program for CDK2 is in the lead optimization stage, and we anticipate nominating a development candidate for this program in 2024. MRT-2359, MRT-6160, MRT-8102 and our CDK2 program are all examples of our successful application of our QuEENTM platform to the discovery of MGDs with the potential to be rapidly advanced through drug development. As we advance those programs in the clinic and to candidate selection, we continue to advance our other programs into lead optimization, and to identify new degron-containing target proteins as well as MGDs. We will continue to prioritize therapeutically-relevant target proteins backed by strong biological and genetic rationale with the goal of producing novel precision medicines. These opportunities include indications such as oncology, immunology, inflammation, as well as others;
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
•
Expand and protect our proprietary know-how and intellectual property. We continue to innovatively expand our intellectual property around our innovations in the field of targeted protein degradation and in particular MGDs. Our intellectual property, which includes proprietary know-how, patent applications and issued and expected patents, as well as trade secrets, applies not only to our product candidates, but also to all of our various innovations, including, for example, our drug discovery processes including our QuEENTM platform; our AI-based E3 ligase characterization algorithms, AI-based degron discovery algorithms, AI-based novel MGD design algorithms, and in silico screening algorithms; our drug development tools; our growing library of MGDs; the innovative methods and approaches we have developed to rationally design MGDs to expand our library, and to certain biomarkers and therapeutic applications for our potential product candidates;
•
Execute our discovery collaboration with Roche in the areas of cancer and neurology. Under the terms of the agreement, Monte Rosa will lead discovery and preclinical activities against multiple select cancer and neurological disease targets to a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development of the compounds. We believe this collaboration will enable and accelerate expansion of our platform into neuroscience and additional areas of oncology; and
•
Consider additional strategic collaborations in select therapeutic areas to fully realize the potential of our QuEENTM platform. Our goal is to become a fully integrated biopharmaceutical company that delivers pioneering therapies for patients. We currently retain all rights to our programs and platform, except for the discovery targets included in the Roche collaboration. To support our goal, we will selectively explore additional strategic partnerships where we can leverage complementary capabilities in discovery, development, and commercialization in disease areas within and outside our core areas of therapeutic focus to bring transformative therapies to patients with high unmet medical needs.

Background on targeted protein degradation and molecular glues

Proteins are large, complex molecules that are involved in essentially all biochemical reactions that take place in the body. Many human diseases are associated with abnormal intracellular protein behavior driven by modified functional activation or inactivation of the protein itself. Given their critical role, proteins are attractive therapeutic targets, including those that act inside the cell and on its surface. While significant progress has been made in the development of therapeutics that address malfunctioning proteins, about 75% of human proteins are still considered undruggable by traditional small molecule inhibitors.

Challenges with druggable vs. undruggable proteins

The most common methods of targeting proteins, including intracellular proteins, involve traditional small molecule inhibitors that bind to a pocket in the protein and, there, act to inhibit or modify the function of the protein. Having such a pocket is what has traditionally led to a protein being considered druggable, yet most proteins lack suitably sized and shaped binding pockets. In particular, proteins such as transcription factors, those that act as scaffolding for other proteins, and modulators of enzyme activity, all of which can play a critical role in disease, often don’t have binding pockets suited for efficient ligand binding. The absence of a binding pocket presents a challenge to the development of traditional small molecule inhibitors. Other therapeutic modalities that can target such proteins, such as therapeutic antibodies, oligo-based nucleotides, and other genetic therapies, are limited in their ability to address aberrant protein behavior. Some of the therapeutic modalities have meaningfully advanced the treatment of disease and improved the quality of life for millions of patients. However, these modalities face specific challenges related to their mode of delivery, scalability, and their therapeutic application. A summary of characteristics of various therapeutic modalities compared to MGDs is shown in Figure 2.

Figure 2: The Next Generation of Precision Medicine-Based Small Molecule Drugs; Selectively Editing the Human Proteome with Rationally Designed MGDs

Molecular glues: a new approach to protein degradation

A new and promising approach to modulating protein function using small molecules in cells has been elucidated: targeted protein degradation. Protein degradation is one of the body’s natural processes by which proteins are eliminated from human cells through the attachment of a molecular tag, called ubiquitin, to a protein by any of the approximately 600 human E3 ligases, marking the protein for degradation by the proteasome in the cell. Targeted protein degradation can be induced by small molecule-based degraders, including both PROteolysis Targeting Chimeras, or “PROTACs”, and MGDs. It was found that lenalidomide, an approved best-selling drug in multiple indications, functions as a small molecule-based degrader, or as an MGD, more specifically. In one of these indications, multiple myeloma, lenalidomide acts by causing two disease-driving transcription factors, IKZF1 and IKZF3, that lack druggable pockets, to bind to cereblon, an E3 ligase protein, resulting in their degradation. In this context, lenalidomide leads to the formation of a complex of IKZF1 and IKZF3 with cereblon by inducing surface complementarity between the components of the complex rather than by binding of the MGD into a succinct binding pocket on the protein target.

We believe the targeted protein degradation approach offers many features that make it an attractive therapeutic modality:

•
Removal of a target protein: partial or complete removal of a target protein can lead to more complete inhibition of signaling and metabolic pathways, thus resulting in more profound and longer lasting pharmacodynamic effects than traditional reversible or irreversible inhibition.

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
•
Event driven pharmacology: unlike with inhibitors where prolonged engagement of the drug with the protein is required for efficacy, small molecule-based protein degraders only require engagement with the E3 ligase and the target protein long enough to induce tagging for degradation.

As mentioned above, there are multiple advantages of the protein degradation approach, but one of the most beneficial is the potential to achieve greater therapeutic efficacy resulting from the durable but reversible removal of a target protein from the cellular proteome.

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

Current well-established approaches to protein degradation are illustrated in Figure 3. As shown in Figure 3, MGDs are non-heterobifunctional and do not require an active site or binding pocket on target proteins. We believe these properties potentially expand the universe of amenable target proteins while also maintaining the favorable drug-like properties of small molecule therapeutics.

Figure 3: Molecule Glue Degraders; Expanding Target Space, Fostering a New Generation of Drugs

Our approach

We design and develop molecular glue degraders or MGDs in a rational and iterative approach using our industry-leading and dynamic QuEENTM platform, summarized in Figure 4.

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

Following the discovery that the clinically and commercially successful lenalidomide and pomalidomide were in fact MGDs, it was believed that the discovery of MGDs would mostly be through serendipitous findings, that MGDs could not be rationally designed and optimized to high levels of selectivity and achieve drug-like properties through conventional medicinal chemistry efforts, and that the target protein space for this approach is limited. Our QuEENTM platform was designed and built to address these issues. With QuEENTM we can discover and develop MGD product candidates that are potentially potent, selective and have favorable drug like properties in a target-centric, prospective and rational way against a wide variety of target proteins.

Figure 4: QuEENTM is Redefining the Rules of MGD Discovery

We believe our platform has the potential to continue to deliver MGD product candidates that could address target proteins that have been considered undruggable or inadequately drugged, while possessing attractive pharmaceutical properties. As shown in Figure 5, our initial programs are utilizing cereblon as the E3 ligase system to tag target proteins. Through our generation of data-at-scale, AI/ML platform and proprietary MGD library we have expanded and continue to expand chemical and target space. Further, we have started using the platform to leverage other E3 ligase systems as well.

Figure 5: Our Rational Approach to Unleash the Full Potential of MGDs

Our proprietary and industry-leading QuEENTM discovery engine was built to support our target-centric approach to the discovery and development of MGD drugs that degrade a wide landscape of therapeutically-relevant target proteins by (i) understanding how to reprogram the surface of endogenous E3 ligases using small molecules (ii) systematically identifying degrons and other surface features on target proteins that may enable degradation by E3 ligases through our approach; and (iii) rationally designing MGDs that can be optimized towards high potency and selectivity, with favorable pharmaceutical properties. Our proprietary library of rationally designed MGDs currently includes about 50,000 unique small molecules built around 400 cereblon binding scaffolds. Through our platform, we have built expertise that allows us to induce a high degree of surface complementarity between the

E3 ligase and a target protein, potentially leading to high potency and selectivity for the therapeutically-relevant target proteins we select. Figure 6 provides a schematic overview of some of the most unique and critical features our QuEENTM platform.

Figure 6: Monte Rosa’s QuEENTM Discovery Engine; An Industry Leading Target-Centric Approach to MGD Discovery and Development

Our proprietary and industry leading Quantitative and Engineered Elimination of Neosubstrates discovery engine, or QuEENTM discovery engine, encapsulates our team’s deep and growing expert knowledge and discovery capabilities across biology, chemistry and computational sciences, from which we are generating our library and pipeline of MGD product candidates. Our experienced team of data scientists, structural biologists, biochemists, biologists and chemists have innovated proprietary tools designed to broadly match our MGDs against degron-containing target proteins. Our MGD design capabilities are driven by both in silico and laboratory-based assays that predict and assess the ability of our MGDs to induce the binding of target proteins to E3 ligase components, such as cereblon, and directly measure target degradation.

Central to our QuEENTM discovery engine is a detailed understanding of the molecular interactions promoted by our MGDs between E3 ligases and therapeutically-relevant target proteins, which have been considered undruggable or inadequately drugged. We believe this depth of knowledge allows us to leverage our platform to rationally design MGDs with favorable pharmaceutical properties that have the potential to translate into clinical success across multiple therapeutic areas. Our capabilities have been developed through key features of our QuEENTM discovery engine, which include our AI/ML engines, proprietary MGD library, and our toolbox of assays and capabilities used to generate data-at-scale.

Our process of degron discovery and MGD design is highly iterative and interdisciplinary and is guided by our experience and powerful AI modeling. Computational predictions and analyses guide our high throughput screening and chemo-proteomics, which in turn provide more information to feed back into the AI engine, and all the accumulated knowledge is used to guide our MGD library expansion. For example, MGD discovery and development for a protein target can pass from degron identification, to MGD hit identification, to in silico improvement, to a round of chemo-proteomics validation, to chemical library alterations and back, until we reach the desired selectivity and degradation.

Figure 7: Monte Rosa's Proprietary QuEENTM Discovery Engine Iteratively Integrates Predictions, Designs, and Data Generation for Target Identification and MGD Design

Target identification and MGD discovery is guided by AI/ML algorithms and large, proprietary datasets

We have developed sophisticated and proprietary AI-powered algorithms that are trained on both internal and external datasets. We have established a large, moated database of proteomics, structural biology, high throughput screens, and virtual screens. We have used these data to learn the rules of MGD discovery, connecting protein surfaces to MGD feature activity, and created a suite of AI/ML modules for E3 ligase reprogrammability assessment, target identification and MGD design.

Figure 8: Monte Rosa’s Proprietary AI/ML Engine allows for Discovery of Glueable Target Proteins and Highly Selective MGDs

Our AI/ML engine fAIceit identifies reprogrammable E3 ligases and glueable target proteins

We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and cryoEM, and structures from predicted protein folding. We believe one of our key advantages is our focus on protein surface characterization, integrating topological, structural and sequence features associated with published, or canonical, as well as newly discovered, or non-canonical, degrons and encode these features into fAIceit™, our AI/ML-powered algorithm. fAIceit comprises our suite of AI-powered algorithms that include modules leveraging highly customized multi-dimensional geometric deep learning, deep neural networks, and quantum and molecular dynamics to characterize E3 ligase surfaces, such as patches with propensity to form protein-protein interactions (PPIs) and the presence of small molecule ligand-binding pockets. We developed these tools using publicly available three-dimensional protein structures to successfully identify proteins with surface features associated with known cereblon canonical degrons. Using our growing repository of ternary complex structures induced by our proprietary chemistry that show novel binding modes and associated neosurfaces, we have successfully deployed fAIceit to computationally predict more disease-associated protein targets that have these novel surface features and are thus potentially addressable using our library of cereblon-binding MGDs. Indeed, we have confirmed many proteins with the potential to be neosubstrates, including many in disease relevant pathways.

A key feature of the fAIceit process is the ability to integrate new discoveries from our proximity screening platform: as we characterize the activity of our expanding MGD library, fAIceit learns more degron features and, projecting these features into the entire proteome, identifies more potential neosubstrates targetable by our MGDs. We are also applying fAIceit to identify candidate complementary target proteins to E3 ligases beyond cereblon.

Figure 9: Monte Rosa’s Protein Surface Exploration AI Engines

Our AI/ML engines enable in silico discovery of novel and highly selective MGDs

We have developed sophisticated and proprietary AI-powered algorithms for all stages of drug development, from library design and hit identification through to lead optimization. The engine includes modules for in silico docking, molecular fingerprinting, SAR cliff discovery, generative designs and enumeration, ADMET models, synthesis path filtering, structure- and ligand-based virtual screening for on- and off-target activity, and ternary complex models. Evaluation of the model allows us to rapidly predict which parts of the MGD anatomy are involved in target recruitment and which parts may be modified. This enables us to maintain or enhance the target-specific potency of the MGD, while optimizing its selectivity, and its other chemical and biological properties.

In practice, we match a protein target to an E3 ligase using fAIceit. For novel E3 ligases, we have performed virtual screening using our algorithm Headlong™ and successfully identified novel ligand binders that we then expanded into full virtual libraries using our generative chemistry algorithm Flash™ and ML-based ADMET models GlueAID™. We then use our HitMan™ algorithm to design physical small molecule libraries that take into account the E3 ligase induced-surface.

For hit expansion and MGD optimization, our ternary complex algorithm, which we have named Rhapsody™, is used to generate an in silico model of the MGD-specific, MGD-induced ternary complex. We use the ternary complex models for the design of novel MGDs, for virtual screening, for structure activity relationship or SAR optimization, and for in-depth medicinal chemistry optimization. Our platform leverages ensembles, molecular dynamics and quantum mechanics to identify and prioritize MGDs for synthesis and testing. Combined with Flash generative designs and GlueAID ADMET models, Rhapsody virtual screens create and identify novel MGDs that are predicted to induce neosubstrate-specific ternary complex formation, have excellent ADMET properties, are available for rapid synthesis, and can be prioritized for follow-up experiments.

While many of our tools were initially developed around cereblon as an E3 ligase we are now extending their use to additional E3 ligases.

Our Proprietary MGD library

We discover and develop lead MGDs for degron-containing target proteins by screening our MGD library of currently around 50,000 MGD molecules, and applying proximity screening tools, our chemo-proteomic capabilities and our knowledge of the cereblon-binding site and variations in degron structures. Our highly diverse library of MGDs is continuing to expand based on our growing expertise in MGD design and development captured in QuEENTM. We have developed unique and innovative synthetic chemistry approaches to access over 400 scaffolds, each designed to probe three-dimensional structural and chemical property space differently. These scaffolds are being utilized as building blocks to generate our proprietary library of highly diverse compounds. The modular construction of our library allows us to explore different areas of chemical space and follow-up rapidly on hits from our library. As shown in Figure 10, our highly diverse library of MGDs leverages different areas of the cereblon surface to engage diverse degrons and target proteins. Our library has given rise to multiple series of MGDs for each of the target proteins currently being studied across our disclosed and undisclosed portfolio.

Figure 10: Monte Rosa Proprietary MGD Library: A Novel and Structurally Diverse Cereblon-Centric Library

Our high-throughput proximity screening platform for the rapid assessment of our MGD library

We have developed a suite of high-throughput assays that measure specific steps of the MGD-induced cascade and allow for rapid assessment of our proprietary MGD library and any MGDs generated during specific programs. Coupled with customized automation systems for screening in 384 and 1586-well formats, our set of assays can measure ternary complex formation in both a biochemical and cellular format, as well as measure degradation of target proteins in cells. We are using our tailored suite of biochemical and cellular assays to screen, identify and rapidly optimize our MGDs.

Figure 11: Customized Automation and High-Throughput Assays Enable Rapid Assessment of MRT Library

Our quantitative proteomics profiling assays for neosubstrate identification and MGD optimization

Utilizing our expertise in mass-spectrometry-based proteomics, we have developed a suite of high throughput quantitative profiling assays to assess multiple parameters, including cellular target degradation, selectivity of degradation, target ubiquitination, and ternary complex formation in cells. We utilize this information in multiple ways, including:

•
To assess target degradation and determine the selectivity of our MGDs: Proteome wide changes in expression levels of proteins after treatment with a MGD are measured. Downregulation of protein levels is suggestive of degradation.
•
To assess ternary complex formation and ubiquitination induced by our MGDs in cells: Proteins that are induced by the MGD to be proximal to the E3 ligase are tagged and enriched using a Turbo-ID proximity assay. This induced spatial proximity is suggestive of cellular ternary complex formation. Proteins that are ubiquitinated as a result of ternary complex formation are identified using diGLY proteomics methods.

We use these assays to validate screen hits, to support MGD optimization during lead optimization programs, but also to identify novel neosubstrates that our AI/ML platform is not yet predicting. Screening of our MGD library with the proximity and degradation-based assays provides additional unbiased data to identify novel degrons and train our computational degron prediction algorithms to further expand the target space.

Using our custom software tools we have created BaseCamp, a proprietary database for storage, analysis, and visualization of proteomics data which includes hundreds of novel target discoveries.

Figure 12: Proteomics platform accelerates degron and MGD discovery and optimization

Our structural biology platform supports the rational design of our MGDs

Leveraging our expertise and capabilities in high-throughput crystallization and cryo-electron microscopy, we have established a robust pipeline for generating high resolution protein structures. We use structural insights derived from these to support the design our MGD library, rationally optimize our MGDs for a prioritized protein target, and validate novel binding modes and degrons. Using our custom software tools, we have created a database of our proprietary structures, which we have included into BaseCamp. Our database houses ternary complex structures of more than 10 different protein targets, and as shown in Figure 14, includes multiple novel binding modes that are highly diverse in structure and sequence.

Figure 13: Proprietary Database of Experimental Structures Supports the Rational Design of our MGDs

Figure 14: Novel Binding Modes that are Highly Diverse in Structure, Sequence

As shown in Figure 15, our QuEENTM platform has enabled us to discover a broad landscape of degrons and degron-containing proteins. We have used our AI engine and a rational design approach to discover MGDs that are exquisitely selective. All combined, this allows us to potentially eliminate therapeutically-relevant target proteins in pathways that are highly relevant for diseases with high unmet need in oncology, immunology, inflammation as well as other diseases.

Figure 15: Discovering Diverse Degrons and Developing Highly Selective MGDs Against Them

QuEENTM expansion

Our QuEENTM platform was originally focused on identifying and developing MGDs that induce the binding of degron-containing neosubstrates to cereblon as a means of targeting them for degradation. We are expanding the scope of QuEENTM to further grow the cereblon target space, to leverage additional E3 ligases for targeted protein degradation, and to extend the utility of our MGDs as next-generation antibody conjugates.

•
Expand the cereblon neosubstrate universe: As we rationally designed our MGD compound library to increase diversity, we found in preclinical studies that there are novel degrons with a diversity of amino acid sequences and 3-dimensional structures that can be targeted, and we have shown we can induce efficient protein degradation through these previously undiscovered degrons. We have used our proprietary AI-driven algorithms to predict the existence of degrons from the primary sequences and the topology of proteins and are using our rational design approach to continuously expand the chemical diversity of our MGD library against this diverse set of cereblon-accessible degrons.
•
Utilize additional E3 ligases: We believe that we will be able to reprogram other E3 ligases through the discovery of ligase specific MGDs as well as specific ligase-accessible degrons, thus enabling us to generate ternary complexes with a further subset of the approximately 600 E3 ligases
•
Next-generation antibody drug conjugates (ADCs): We have showen in vitro the potential to degrade several currently undruggable, pan-lethal targets with MGDs. MGDs to these proteins are compatible with common linker technologies and may be ideal next-generation antibody cargos. We call these potential MGD-antibody conjugates GluLAs for Glue Loaded Antibodies.

Expanding the universe of neosubstrates or target proteins and recruitment of such to additional E3 ligases through the continued identification of degrons has the potential to bring more therapeutically-relevant target proteins into the universe of degradable targets, which we anticipate will allow us to address additional therapeutic target proteins that are undruggable or insufficiently drugged.

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

Development of GSPT1-directed MGDs to Target Downstream Vulnerabilities of MYC Activation

In humans, the MYC family transcription factors comprise three proteins, c-MYC, L-MYC, and N-MYC. Upon activation in tumor cells, MYC family transcription factors can function as oncogenes. They have long been recognized as drivers of multiple human cancers and are among the most frequently mutated, translocated and highly expressed oncogenes. However, despite several decades of drug discovery efforts, MYC has remained largely recalcitrant to new drug development and no approved therapies directly or indirectly targeting MYC family transcription factors have been developed to date.

It is well established that abnormal activation of MYC through translocation or high levels of expression results in uncontrolled cell growth that is associated with high rates of protein synthesis and ramp up of the protein translation machinery. MYC-driven tumors are therefore widely believed to be addicted to protein translation, and this addiction to protein translation creates an inherent dependency on critical components of the translation machinery, such as GSPT1, illustrated in Figure 16. As part of our research program, we identified GSPT1 as a potential novel vulnerability of MYC-driven cancers and, based on this observation, we believe that targeting GSPT1 with MGDs represents a viable approach for the treatment and management of patients with MYC-driven cancers. We believe that the administration of our GSPT1-directed MGD product candidate, MRT-2359, has the potential to address a critical downstream vulnerability of oncogenic MYC activation and provide a unique opportunity for therapeutic intervention.

Figure 16: The Role of GSPT1 in MYC-driven, Translationally Addicted Cancer Cells

Targeting GSPT1 with MRT-2359 (preclinical data and studies)

MRT-2359 is a potent and selective GSPT1-directed MGD discovered and rationally designed using our QuEENTM platform. Key features and parameters of MRT-2359 are provided in Figure 17.

Figure 17: MRT-2359 is a Selective and Orally Bioavailable GSPT1-directed MGD Rationally Designed Using our QuEENTM Discovery Engine

As shown in Figure 18, MRT-2359 has optimized depth of degradation to achieve preferential activity in MYC high cancer cells. Compared with a non-optimal GSPT1 degrader, MRT-2359 displays preferential activity in MYC driven NSCLC cells, as shown in the top right panel. The optimal level of GSPT1 degradation to achieve preferential activity in MYC high cells is approximately 60-70% as determined by Western blot, as shown in the left panel.

Figure 18: MRT-2359 Has Optimized Depth of Degradation to Achieve Preferential Activity in MYC High Cancer Cells

As shown in Figure 19, the sole ectopic overexpression of L-MYC or N-MYC was sufficient to sensitize initially insensitive NSCLC cells (NCI-H2023) to MRT-2359, corroborating a pivotal role of GSPT1 for the survival of MYC-driven cancer cells and demonstrating the potential of MRT-2359 to selectively inhibit growth and survival of L- and N-MYC expressing tumor cells. We believe these studies establish a causal link between L-MYC and N-MYC expression and the sensitivity to MRT-2359 not seen for other agents.

Figure 19: Overexpression of L-MYC or N-MYC is Sufficient to Sensitize Initially Resistant NSCLC Cells to MRT-2359

Preferential activity of MRT-2359 on growth and survival of MYC-driven cells was further validated in a panel of representative lung cancer cell lines. As shown in Figure 20, MRT-2359 profoundly and preferentially affected growth and survival of MYC-driven cell lines, such as high L- and N-MYC expressing NSCLC and SCLC lines, compared to their MYC low expressing counterparts. Similar observations were made in neuroendocrine or NE positive versus negative lung cancer cell lines.

Figure 20: Preferential Activity of MRT-2359 in MYC High NSCLC, SCLC or Neuroendocrine (NE) Positive Cancer Lines

As shown in Figure 21, MRT-2359 induced significant ribosomal stalling at the stop codon of mRNA transcripts only in the MYC high cell lines such as the NSCLC cell lines NCI-H1155. Only minimal effects on ribosomes were seen in the MYC low cell line NCI-H2023. In addition, MRT-2359 rapidly and completely abrogated protein synthesis in NCI-H1155 cells while exhibiting only marginal effects on translation and protein synthesis in NCI-H2023 cells.

Figure 21: MRT-2359 Strongly and Preferentially Impaired Protein Translation in the N-MYC High Compared to the MYC Low NSCLC Cancer Cell Line

As shown in Figure 22, down modulation of the N-MYC oncogene and of its downstream target genes was observed in the NCI-H1155 cell line following MRT-2359 induced degradation of GSPT1. Further, N-MYC could not be detected in the NCI-H2023 cell line, and no significant effects were detectable on N-MYC downstream target genes after degradation of GSPT1.

Figure 22: MRT-2359 Downmodulated N-MYC and Its Downstream Target Genes in the N-MYC High Compared to the MYC Low NSCLC Cancer Cell Lines

Collectively, we believe that the inhibition of growth and survival of MYC-driven versus MYC-independent tumor cells results from a combination of (i) preferential degradation of GSPT1 in cancer cells with high MYC expression, (ii) inhibition of translation, whereby MRT-2359-induced reduction of GSPT1 preferentially impairs protein synthesis in tumor cells with high MYC expression and (iii) downregulation of MYC expression and transcription activity in MYC-addicted but not MYC-independent tumor cells, as depicted in Figure 23.

Figure 23: Three Mechanisms Driving Preferential Activity in MYC High Cancer Lines

As shown in Figure 24, MRT-2359 demonstrated significant dose-dependent anti-tumor activity in vivo, including regressions, in an NCI-H1155 cell line-based xenograft model of NSCLC with high N-MYC expression, and in an NCI-H1836 cell line-based xenograft model of SCLC with high L-MYC expression. In these studies, MRT-2359 was dosed orally (PO) once daily (QD) at 1, 3 and 10 mg/kg.

Figure 24: Anti-tumor Activity of MRT-2359 in the N-MYC High NCI-H1155 NSCLC and L-MYC High NCI-H1836 Xenograft Models

The anti-tumor activity of MRT-2359 was further assessed in 78 fully annotated lung cancer patient-derived xenograft, or PDX, models.

As shown in Figure 25, oral dosing of MRT-2359 demonstrated preferential activity in models expressing high levels of N-MYC in NSCLC PDXs, and in models expressing high levels of N-MYC, L-MYC and/or neuroendocrine features in SCLC and neuroendocrine lung cancer PDXs, including numerous instances of tumor regressions. Pharmacodynamic modulation of GSPT1 measured through targeted mass spectrometry in seven representative models was approximately -60%, in line with the optimal PD modulation seen in vitro, as depicted in Figure 18.

Figure 25: MRT-2359 Demonstrated Preferential Anti-tumor Activity in MYC High or Neuroendocrine (NE) Lung Cancer PDXs

Non-small cell lung cancer

Lung cancer is the third most frequent cancer in the United States and the most frequent cause of cancer-related death. In 2020, there were an estimated 228,820 new cases and 135,720 patients were estimated to have died. NSCLC accounts for 85% of all lung cancer cases. Despite significant advances over the last 2 decades, treatment outcomes in NSCLC remain unsatisfactory. Overall, 25% of all patients are alive 5 years or more after diagnosis (Ettinger, et al. 2021). Patients in early stages can achieve long-term remission or even cure with surgery, with or without chemotherapy; however, patients with locally advanced or metastatic disease remain incurable, with palliative treatment options to prolong survival at best. The 5-year survival rate for metastatic disease is approximately 6% when patients receive cytotoxic chemotherapy (Ettinger, et al. 2021). Development of novel targeted therapies and immunotherapies has improved 5-year survival rates to approximately 15% to 50% in some patients. In advanced/metastatic NSCLC, first-line therapy typically includes chemotherapy with or without programmed cell death protein 1/programmed death-ligand 1 antibodies, monotherapy with programmed cell death protein 1/programmed death-ligand 1 antibodies, or targeted therapies in patients with druggable EGFR, ALK, ROS1, BRAF, MET, NTRK, or RET alterations. First-line therapy has an expected progression-free survival between 4 to 6 months in case of chemotherapy, 8 to 10 months for immunotherapy/chemoimmunotherapy, and up to 18 or more months for targeted therapies. Recently, a KRAS G12C inhibitor has been added to the therapeutic armamentarium to be used in previously treated KRAS G12C-mutated NSCLC (Skoulidis, et al. 2021).

Our analysis of real-world data (from real world molecular and genomic data analysis in collaboration with Tempus Labs, Inc.) revealed that N-MYC is highly expressed in about 10% NSCLC-adenocarcinomas.

Small cell lung cancer

SCLC accounts for approximately 15% of all lung cancers, or about 30,000 new cases a year in the United States. SCLC is a rapidly progressive disease with short overall survival after initial therapeutic responses. SCLC is derived from neuroendocrine cells and is distinguished clinically from NSCLC by its rapid doubling time and the early development of metastases. Most patients have metastatic disease at the time of their initial diagnoses. Unlike in NSCLC, which has seen a steady stream of new drug approvals over the last 2 decades, the progress and consequent improvement in treatment outcomes in SCLC have been more modest. The 5-year survival rate for patients with extensive stage SCLC, which accounts for 80% of all patients diagnosed, remains at 3% with a median survival between 10 to 13 months. Patients with limited stage SCLC can be treated with combined chemoradiation; however, the 5-year survival rates fluctuate between 30% to 40%. Most patients with SCLC are responsive to chemotherapy, but eventually relapse. Cisplatin or carboplatin in combination with etoposide remains the backbone for the first-line therapy. In extensive stage SCLC, immune checkpoint inhibitors atezolizumab and durvalumab have been approved for use in conjunction with chemotherapy. Overall response rates for chemotherapy, with or without immunotherapy, are around 60%; however, the median progression-free survival ranges from 4 to 5 months and the overall survival ranges from 10 to 13 months. Upon relapse, patients are offered alternative therapies based on their quality and duration of response to initial treatment, but most are chemotherapy-based such as retreatment with platinum and etoposide in patients with platinum-sensitive disease or second-line regimens such as lurbinectedin or topotecan. Expected outcomes in previously treated patients remain unsatisfactory with response rates between 25% to 35%. There are no targeted therapeutics available for SCLC patients.

Our analysis of real-world data (from real world molecular and genomic data analysis in collaboration with Tempus Labs, Inc.) revealed that L-MYC or N-MYC mRNA are highly expressed in about 72% of SCLC tumor samples.

Potential Indications

We believe that there are multiple other tumor types, beyond NSCLC and SCLC, in which the MYC pathway is highly activated. As shown in Figure 26, in addition to the current indications included in the MRT-2359-001 Phase 1/2 clinical study, future indications may include c-MYC driven cancer types such as prostate cancer including tumors with the ARV7 splice variant and hormone receptor-positive breast cancer.

Figure 26: Potential Opportunities in MYC-Driven Tumors

We believe that our preclinical studies support the potential activity of MRT-2359 against c-MYC driven cancers. As shown in Figure 27, MRT-2359 is active in preclinical studies as a single agent and in combination with standard of care against prostate cancer including cancers with ARV7 splice variant.

Figure 27: Anti-tumor Activity of MRT-2359 in Preclinical Models of Castration Resistant Prostate Cancer

Figure 28 illustrates that MRT-2359 is active in preclinical studies as a single agent and in combination with standard of care against ER/MYC-positive breast cancer tumor xenografts.

Figure 28: Anti-tumor Activity of MRT-2359 in Preclinical Model of ER/MYC-positive Breast Cancer

MCF7 – ER/MYC-positive Breast Cancer

Vehicle
MRT-2359, 10 mg/kg QD
fulvestrant, 5 mg/mouse QW
MRT-2359, 10 mg/kg QD + fulvestrant
Tumor volume (mm^3, mean ± SEM)
2000
1500
1000
500
0
0
10
20
30
40
Time post treatment initiation (days)

MRT-2359-001 Phase 1/2 Study

Our ongoing Phase 1/2, open-label, multicenter study, illustrated in Figure 29, is designed to assess the safety, tolerability, PK, PD, and preliminary clinical activity of MRT-2359 in patients with previously treated selected solid tumors. In the Phase 1 dose escalation portion of the clinical trial, we are enrolling patients with tumors that have a significant likelihood of being MYC-driven, including patients with NSCLC, SCLC, high-grade neuroendocrine cancer of any primary site, DLBCL and patients with solid tumors that harbor L-MYC or N-MYC amplifications. In this phase of the trial, tumors will be tested retrospectively for biomarkers of MYC activation. Patients will receive escalating doses of MRT-2359 to determine the maximum tolerated dose or MTD and recommended Phase 2 dose or RP2D.

Once the MTD and/or RP2D are determined, the anti-tumor activity of MRT-2359 will be assessed in the Phase 2 portion of the study, which will enroll NSCLC and SCLC patients stratified per L-MYC or N-MYC expression, and patients with solid tumors with L-MYC or N-MYC amplification, amongst others.

Dosing is currently ongoing in backfill cohorts at clinically active doses determined using the 5 days on, 9 days off-drug dosing schedule, and in dose escalation cohorts using a 21 days on, 7 days off-drug schedule, starting at 0.5 mg per day. Once the RP2D is identified, the study is expected to advance to Phase 2 expansion cohorts, which include monotherapy with MRT-2359 in NSCLC, SCLC and solid tumors with L-MYC or N-MYC amplification. NSCLC and SCLC expansion cohorts will utilize a two-stage design and patients will be stratified per L-MYC and/or N-MYC expression levels in the tumor. Potential inclusion in the Phase 2 study of additional cohorts such as a combination of MRT-2359 with the estrogen-receptor antagonist fulvestrant in hormone receptor-positive, HER2-negative breast cancer and a combination of MRT-2359 and the androgen-receptor antagonist enzalutamide in non-neuroendocrine prostate cancer is under consideration.

Figure 29: MRT-2359 Phase 1/2 Clinical Study Design

Interim Results from MRT-2359-001 Phase 1/2 Study

In October 2023, we reported interim data from the Phase 1 dose escalation part of the ongoing Phase 1/2 open-label, multicenter study of MRT-2359 in patients with MYC-driven solid tumors, including lung cancers and high-grade neuroendocrine cancer. We believe our interim clinical data from the MRT-2359 study demonstrated favorable tolerability, pharmacokinetic (PK), and pharmacodynamic (PD) profiles in heavily pre-treated patients with lung cancers and high-grade neuroendocrine cancer. We observed that MRT-2359 significantly reduced GSPT1 protein levels in patient tumors and we were very encouraged to report early evidence of tumor size reductions, including partial responses, in two heavily pretreated patients with biomarker-positive tumors, including one confirmed and one unconfirmed partial response.

At the analysis cutoff date of September 7, 2023, 21 patients had been dosed, with 15 of the 21 patients evaluable for clinical activity.

As shown in Figure 30, MRT-2359 displayed dose dependent plasma exposure, in line with preclinical PK models. No food effect was observed. MRT-2359 displayed deep GSPT1 degradation in peripheral blood mononuclear cells (PBMCs) at all dose levels. PD modulation in PBMCs was observed across all dose levels; the level of degradation of ~ 60% was in line with optimal degradation observed in preclinical studies, each observed using targeted mass spectrometry as the method of analysis, and with the levels we observed in preclinical studies.

Figure 30: MRT-2359 Pharmacokinetics and Pharmacodynamics

As shown in Figure 31, MRT-2359 reduced GSPT1 protein expression in human tissue biopsies. GSPT1 degradation was assessed from pre-treatment screening biopsies and biopsies taken at day 19. Matched biopsies were obtained from 11 patients across the 3 cohorts analyzed. GSPT1 expression was assessed using targeted mass spectrometry. Optimal PD modulation was seen in tissue biopsies with an average of ~ 60% degradation of GSPT1 measured across all cohorts. PD modulation was in line with the degree of GSPT1 degradation seen preclinically at dose levels that showed anti-tumor activity using same assay (targeted mass spectrometry). The level of degradation was equivalent across all dose levels, suggesting saturated PD responses from 0.5 mg to 2 mg and supporting that pharmacodynamically, 0.5 mg is a fully active dose.

Figure 31: MRT-2359 Pharmacodynamics in Human Tissue Biopsies

0.5 mg
1 mg
2 mg
GSPT1/PARK7 (% of pre-dose)
120
100
80
60
40
20
0
Screening
Cycle 1 Day 19
target for
degradation

At the September 7th, 2023 data cutoff, of the 15 evaluable patients that have been administered MRT-2359 across three dose cohorts (0.5 mg, 1 mg, and 2 mg in a 5 days on-drug, 9 days off-drug dosing schedule), we identified six as biomarker-positive in indicated tumor types, specifically N-MYC high non-small cell lung cancer (NSCLC) adenocarcinoma, L-/N-MYC high small cell lung cancer (SCLC), L-/N-MYC high-grade neuroendocrine tumors (prostate, bladder, and others) and neuroendocrine tumors of the lung.

We reported that we observed clinical activity across all dose levels. Of the six biomarker positive patients, we reported that two experienced a partial response (PR), of which one was confirmed and one unconfirmed, and one SCLC patient exhibited stable disease and had remained on therapy for over 4 months as of the data cutoff.

Figure 32 illustrates the best observed tumor response per RECIST 1.1 criteria. In addition, one patient with NSCLC and unclear biomarker status remained on therapy for more than 7 months as of the data cutoff with stable disease.

No clinical activity was reported in biomarker negative patients.

Figure 32: Best Observed Tumor Response in Biomarker Positive Patients

Included in our interim data release, Figure 33 shows computed tomography (CT) scans from a patient with high grade neuroendocrine bladder cancer with a confirmed partial response. The baseline tumor biopsy demonstrated high N-MYC expression. The patient had four prior lines of therapy including chemotherapy and pembrolizumab. The patient initiated on 2 mg of MRT-2359 for the first 5 days on, 9 days off drug regimen. The dose was then lowered stepwise to 0.5 mg and the patient remained on therapy for over 3 months as of the data cutoff date. The CT scan after 4 weeks demonstrated a partial response (-34% per RECIST 1.1) that continued to improve at week 8 (-59% per RECIST 1.1).

Figure 33: CT Scans from High Grade Neuroendocrine Bladder Cancer Patient

Included in our interim data release, Figure 34 shows computed tomography (CT) scans from a patient with non-small cell lung adenocarcinoma with small cell lung cancer/neuroendocrine (SCLC/NE) transformation. The baseline tumor biopsy demonstrated SCLC/NE transformation, low L- and M-MYC expression. The patient had multiple lines of prior therapy including chemotherapy, pembrolizumab and atezolizumab. The patient initiated on 0.5 mg of MRT-2359. The CT scan after approximately three weeks demonstrated resolution of liver metastases (-41% per RECIST 1.1). The patient experienced frequent dose interruptions due to bowel obstruction deemed unrelated to MRT-2359 and showed progression in a follow up scan attributed to the lack of sufficient dose intensity.

Figure 34: CT Scans from non-small cell lung adenocarcinoma patient with small cell lung cancer/neuroendocrine transformation

As reported in our interim data release, we believe the MRT-2359 safety data summarized in Figure 35 support further clinical development. There were no observations of previously reported limitations of other GSPT1-targeted agents, including no observed clinically significant hypocalcemia or hypotension associated with cytokine release syndrome at any dose level. The 0.5 mg and 1 mg dose levels of MRT-2359 resulted in Grade 1 or 2 treatment-related adverse events (AEs) only, which were primarily GI-related and manageable. At the 2 mg dose level, Grade 4 thrombocytopenia (dose-limiting toxicity (DLT), n=2) and Grade 4 neutropenia (non-DLT, n=1) were observed, findings consistent with preclinical toxicology studies. No patients discontinued treatment due to AEs at any dose level, and the Grade 4 AEs observed at the 2 mg dose were transient and resolved with dose reductions.

Based on the favorable tolerability profile of MRT-2359 reported in our interim data release, we expanded our protocol to allow our investigation of a denser dosing schedule of 21 days on, 7 days off dosing schedule, starting at 0.5 mg.

Figure 35: Summary of Treatment-Related Adverse Events (AEs) in > 2 patients

We are encouraged by the progress MRT-2359 continues to make in the clinic, including the continuing evidence of a favorable tolerability profile and encouraging early signs of clinical activity. We are also encouraged that our observations of early clinical activity are in biomarker positive patients, reinforcing our belief in our hypothesis that GSPT1 is a therapeutic vulnerability in MYC-driven tumors. We look forward to continuing to advance our clinical evaluation of MRT-2359.

CDK2-directed MGD molecules for the treatment of cancer

Cyclin dependent kinases, or CDKs, are a family of closely related kinases that regulate progression through the cell cycle. CDK activity is modulated by specific cyclins. For example, cyclin E1 activates cyclin-dependent kinase 2, or CDK2, as shown in Figure 36. CDK2 can be activated in tumors by the amplification or overexpression of Cyclin E1 or E2. Cyclin E1 dysregulation has been found in several cancers, including ovarian and triple negative breast cancer. In addition, cyclin E1 dysregulation and CDK2 activation has also been found to be one of the mechanisms of resistance in estrogen receptor-positive (ER+) breast cancer patients treated with CDK4/CDK6 inhibitors such as ribociclib. Therefore, we believe selective elimination of CDK2 using CDK2-directed MGDs may provide benefit to these patients. Previously reported small molecule inhibitors and PROTACs of CDK2 have been limited in their selectivity due to the high degree of similarity among the active sites of kinases, in particular within the CDK family itself. We have identified multiple MGD molecules that selectively promote the association of CDK2 and cereblon in vitro, while avoiding other CDKs. Through ongoing lead optimization chemistry, the most advanced compounds are orally bioavailable and can robustly and selectively induce CDK2 protein degradation in multiple cancer cell lines in vitro and in disease relevant models in vivo, leading to strong tumor growth inhibition.

Figure 36: CDK2 is One of the Key Regulators of the Cell Cycle

E2F
E2F
Genes involved in:
• Cell cycle
• Replication
• Mitosis
M
G1
G2
S
P
Rb
E2F
P
P
P
Rb
DNA replication
machinery
CycE/A
CDK2

Lead optimization towards orally bioavailable CDK2-directed MGDs

Our CDK2-directed MGDs form a strong ternary complex with CDK2 and cereblon through a newly characterized non-canonical degron which was unveiled through application of our QuEENTM platform technologies. The unique character of the CDK2 degron interaction with cereblon, and the optimized features of our MGDs provide a high degree of selectivity over closely related proteins such as CDK1, CDK4, and CDK9. Our MGDs are orally bioavailable with favorable in vitro ADMET properties and pre-clinical safety profiles.

In vitro data

Our lead CDK2-directed MGD MRT-9643 selectively degrades CDK2 and reduces E2F pathway proteins, with no significant effect on other CDKs or other kinases, as shown in Figure 37. Our data also support that our CDK2 MGD MRT-9643 blocks DNA replication during S phase in CDK2 dependent cells and inhibits cellular proliferation in a concentration-dependent manner.

Figure 37: CDK2-directed MGD MRT-9643 is Selective and Shows Biological Activity in a CDK2 Dependent Cell Line

In vivo data

Oral dosing of our CDK2-directed MGD MRT-9643 at 10 mg/kg and 100 mg/kg achieved dose-proportional exposures in tumor bearing mice, as shown on Figure 38. In line with this, 5-day oral BID dosing resulted in dose-dependent degradation of CDK2 protein in a breast cancer cell line derived xenograft model. Furthermore, in a cell line based xenograft model of estrogen-receptor positive breast cancer using MCF7 cells oral administration at 30 mg/kg and 100 mg/kg BID for 25 days was shown to synergize with the CDK4/6i ribociclib in an leading to ~94% tumor growth inhibition (TGI) at bose dose levels used for MRT-9643, when compared to 58% TGI induced by ribociclib treatment alone.

Figure 38: Oral Dosing of CDK2-directed MGD MRT-9643 Induces Tumor Growth Inhibition (TGI) in vivo

Our Approach for Immunologic and Inflammatory Diseases

Our QuEEN platform has generated multiple programs with potential applications in immunological and inflammatory diseases, including our VAV1 program, for systemic and central nervous system autoimmune diseases, and our NEK7 program, for IL-1β/NLRP3 driven Inflammatory Diseases.

MRT-6160, a highly selective and orally bioavailable VAV1-directed molecular glue degrader (MGD) in development for the treatment of T- and T-/B-cell mediated autoimmune diseases

Overview

VAV1 is a Rho-family guanine nucleotide exchange factor that plays a critical role in T- and B-cell receptor signaling and activity. As many autoimmune diseases are thought to be driven by an underlying dysregulation or hyperactivation of T- and/or B-cell receptor signaling, a VAV1-directed MGD, which we believe will ameliorate aberrant responses from both cell types, has broad potential application for autoimmune diseases.

There are multiple published reports providing preclinical data that supports VAV1’s potential as an attractive target for attenuating T- and B-cell activity. Examples of such reports include that VAV1 knockout mice are viable, fertile, display various loss-of-function T- and B-cell phenotypes and are protected from experimentally induced autoimmune disease; and whole-genome CRISPR screens in primary human T cells that indicate a role for VAV1 as a key player in T-cell function and showing that genetic loss of VAV1 confers loss of IL-2 secretion (summarized in Figure 39).

Figure 39: VAV1 is a Highly Validated Target for Attenuating T-cell and B-cell Activity

Furthermore, in vivo, once daily oral dosing of MRT-6160 inhibited disease progression in well-established models of multiple sclerosis, rheumatoid arthritis, and inflammatory bowel disease. We believe the public literature, summarized above, coupled with our data package, summarized below, provides strong support for a VAV1 MGD in multiple important systemic and central nervous system autoimmune diseases. Based on this support, we are advancing our VAV1 development candidate, MRT-6160 towards clinical studies. As of March 2024, MRT-6160 has concluded IND-enabling safety assessment and IND filing is expected in Q2 2024 and initiation of a Phase 1 clinical trial anticipated in mid-2024.

Development of VAV-directed MGDs

A summary of the VAV1 signaling pathway is illustrated in Figure 40. We believe our VAV1-directed MGDs have the potential to modulate both T- and B-cell function as well as the cross talk between these cell types when activated in autoimmune disease. Despite being a preclinically validated target for attenuating T- and B-cell activity, VAV1 has remained undruggable to date using small molecule inhibitor approaches. Therefore, targeting VAV1 with a VAV1-directed MGD and eliminating its activity could provide therapeutic benefits in multiple T- and/or B-cell mediated autoimmune diseases.

Figure 40: VAV1 is a Key Regulator of T- and B-cell Receptor Activity

T cell
TCR
Cytokine receptor
TYK2
JAK
VAV1
Transcriptional activation
IL-2
IL-17
T-cell activity
B cell
BCR
VAV1
BTK
Transcriptional activation
sIgG
IL-6
B-cell activity

VAV1 signaling increases cytokine production, proliferation, and differentiation

TCR = T cell receptor. BCR = B cell receptor. IL-2, IL-17 and IL-6 are cell signaling molecules (cytokines) that promote immune response. sIgG is the most common circulating antibody.

MRT-6160 is a first-in-class molecular glue degrader of VAV1 and is our first development candidate for our VAV1 program. MRT-6160 forms a strong ternary complex with VAV1 and cereblon through a newly characterized non-canonical degron which was unveiled through application of our QuEENTM platform technologies. The unique character of the VAV1 degron and its interaction with cereblon induced by MRT-6160 result in a high degree of selectivity over commonly degraded neosubstrates and other VAV family proteins. MRT-6160 degrades human VAV1 with a DC50 of 7 nM and Dmax of 97%, is orally bioavailable across species, and displays favorable in vitro ADMET properties. The favorable drug-like profile of MRT-6160 is summarized in Figure 41.

Degradation of VAV1 in the periphery is observed following MRT-6160 oral administration. Additionally, MRT-6160 has brain penetrance with anticipated dose dependent degradation of VAV1 in the CNS. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-Ames), hERG activity, CYP inhibition and induction, and broad off-target screening (CEREP panel). We recently completed preclinical GLP toxicology studies in rats and non-human primates, demonstrating a highly favorable profile with no significant changes in peripheral immunophenotyping assessments compared to controls.

Figure 41: MRT-6160 is a Potent, Selective VAV1 MGD Development Candidate with a Favorable Drug-Like Profile

The potency and selectivity profile of MRT-6160 was characterized in primary human peripheral mononuclear blood cells (hPBMCs). As shown in Figure 42, left panel, MRT-6160 elicited dose-dependent degradation of VAV1 in primary human T and B cell subsets. As shown in Figure 42, right panel, tandem mass tag (TMT)-global proteomics assessment revealed selective degradation of VAV1 over its closely related family members VAV2 and VAV3 in addition to other proteins expressed in hPBMCs.

Figure 42: MRT-6160 Selectively degrades VAV1 in primary human immune cells

MRT-6160 was further characterized for anticipated on-target pharmacodynamic and functional activity in primary human T and B cells. As shown in Figure 43, In primary human T cells (top panel), VAV1 degradation by MRT-6160 resulted in inhibition of TCR-mediated pharmacodynamic (CD69) and functional activity (IL-2 secretion and proliferation). In primary human B cells (bottom panel), VAV1 degradation by MRT-6160 resulted in inhibition of

BCR-mediated pharmacodynamic (CD69) and functional activity (IL-6 and soluble IgG secretion) demonstrating expected on-target activity in disease-relevant cell types.

Figure 43: VAV1 degradation by MRT-6160 results in inhibition of T- and B-cell receptor activity

In vivo validation of VAV1 MGD MRT-6160

To determine the oral bioavailability and subsequent pharmacokinetics (PK) and pharmacodynamics (PD) of MRT-6160 in vivo, mice were orally administered a single dose of 10 mg/kg MRT-6160. PBMC, and spleen samples were collected at 2, 6, and 24 hours post-dosing. As shown in Figure 44, concentrations of MRT-6160 were comparable in both serum and spleen with a proportional decrease over 24 hours (left panel). Furthermore, VAV1 protein levels were reduced in both PBMCs and spleen tissue within 6 hours of administration of MRT-6160 (left panel) and maintained for 24 hours (right panel), suggesting significant degradation of VAV1 protein induced by MRT-6160.

Figure 44: Oral dosing of MRT-6160 leads to rapid degradation of VAV1 in vivo

Given these favorable PK/PD properties in mice, MRT-6160 was evaluated in a various well-established T- as well as T- and B-cell mediated in vivo models of autoimmune disease. In a T-cell-mediated experimental autoimmune encephalomyelitis (EAE) model of multiple sclerosis, (Figure 45, left panel) daily oral dosing of MRT-6160 following disease onset inhibited disease progression in a dose-dependent manner comparable to that of supraphysiological doses of dexamethasone, a corticosteroid used broadly in autoimmune disease. After 6 days of dosing, samples from mice were assessed by western blot for murine (m) VAV1 levels in diseased tissue. Shown in the right panel of Figure 45, MRT-6160 induced dose-dependent degradation of mVAV1 commensurate with inhibition of disease progression.

Figure 45: MRT-6160 elicits dose-dependent activity in a T-cell mediated Multiple Sclerosis Autoimmune Disease Model

MRT-6160 was also evaluated in a T- and B-cell mediated collagen-induced arthritis (CIA) model of rheumatoid arthritis. Mice were orally administered MRT-6160 daily following disease onset and scored for clinical signs of disease. As shown in Figure 46, left panel, 1 mg/kg MRT-6160 inhibited disease progression comparably to 10 mg/kg anti-TNF⍺. The right panel of Figure 46 shows that treatment with MRT-6160 reduced the serum levels of anti-collagen II IgG1 and total anti-collagen II IgG antibodies demonstrating inhibition of auto-antibody production.

Figure 46: MRT-6160 inhibits disease progression and auto-antibody production in the collagen-induced arthritis disease model

MRT-6160 was also evaluated in a T-cell transfer-induced model of colitis. Mice were orally administered vehicle or MRT-6160 daily following T-cell transfer. Anti-TNF⍺ was administered intraperitoneally every third day as a standard of care control. As shown in Figure 47, left panel, oral dosing with 1 mg/kg MRT-6160 demonstrated superior disease inhibition compared to 10 mg/kg anti-TNF⍺. The right panel of Figure 47 shows mesenteric lymph node CD4+ T cell assessment by flow cytometry where MRT-6160 reduced the frequency of IL-17A+ and TNF⍺+ CD4+ T cells, known drivers of inflammatory bowel disease in humans. Collectively, preclinical data for

MRT-6160 demonstrate significant on-target attenuation of TCR and BCR-mediated activity both in vitro and in multiple preclinical in vivo models of T- and T/B-cell mediated disease.

Figure 47: MRT-6160 Inhibits Disease Progression and Cytokine Production in a Model of Inflammatory Bowel Disease

MRT-6160 has been progressed to non-human primate in vivo studies for further characterization. In a five day, multiple-dose study, MRT-6160 exhibited dose dependent plasma concentrations as the doses increased. Moreover, as shown in Figure 48, MRT-6160 elicited dose dependent degradation on day 1. By day 5, all dose levels showed >90% reduction in VAV1 protein levels and upon ceasing MRT-6160 administration, VAV1 protein recovered to pre-dose levels by day 10.

Figure 48: MRT-6160 Induces VAV1 degradation in Non-Human Primates that is Reversible Following Dosing Cessation

Indication Overview

We believe that VAV1’s mechanism of action provides for broad therapeutic potential for systemic and central nervous system autoimmune diseases, and we look forward to advancing MRT-6160 towards proof of concept. Within the autoimmune disease space, both peripheral and CNS based, we are currently evaluating clinical development studies to establish initial proof of concept in ulcerative colitis, rheumatoid arthritis, multiple sclerosis, and myasthenia gravis. We do not consider this list to be exhaustive, and we will continue to evaluate additional indications as our clinical programs advance.

Ulcerative Colitis

Ulcerative colitis (UC) is one of the two primary forms of idiopathic inflammatory bowel disease (IBD). UC is a chronic, relapsing inflammatory disease of the large intestine and rectum characterized by inflammation and ulceration of mainly the mucosal and occasionally submucosal intestinal layers. Estimated prevalence of UC is approximately 236 cases per 100,000 persons in Europe and 242 cases per 100,000 persons in United States (Ng, et al. 2017, da Silva B, et al. 2014).

Hallmark clinical symptoms of UC include diarrhea, bloody stool and abdominal pain. The clinical course is marked by exacerbation and remission (Dignass, et al. 2012) Patients with UC are at an increased risk for colon cancer, and the risk increases with the duration of disease as well as extent of colon affected by the disease (Rutter, et al. 2004). Approximately 15% of UC patients experience a severe clinical course, and 30% of these patients require removal of the colon/rectum, to eliminate the source of the inflammatory process, although accompanied by significant morbidity (Aratari, et al. 2008). Colectomy rates have been trending lower with increased use of biologics (Wong et al, 2019).

The aim of medical treatment in UC is to control inflammation and reduce symptoms. Available pharmaceutical therapies are limited, do not always completely abate the inflammatory process, and may have significant adverse effects. Therapies for mild to moderate active UC include 5-aminosalicylic acid derivatives and immunosuppressants. Corticosteroids are used in patients with more severe symptoms but are not useful for longer term therapy due to associated toxicities. Patients with moderate to severe symptoms may derive some benefits from immunomodulatory agents such as azathioprine, 6-mercaptopurine, or methotrexate; however, the use of these agents is limited as induction treatment due to a slow onset of action (3 to 6 months) and as maintenance therapy due to toxicities including bone marrow suppression, infections, hepatotoxicity, pancreatitis, and malignancies (Kornbluth, et al. 2010; Beaugerie, et al. 2009).

Biological agents targeting specific immunological pathways have been evaluated for their therapeutic effect in treating patients with UC. Anti-tumor necrosis factor (TNF) agents were the first biologics to be used for IBD. Infliximab, adalimumab, and golimumab are approved for the treatment of UC. Vedolizumab, an anti-adhesion therapy, as well as IL-12/-23 targeting biologics, have been approved for the treatment of IBD. Potential risks with anti-TNF therapies include infusion or injection site reactions, serious infections, lymphoma, heart failure, lupus-like syndromes, and demyelinating conditions (Turner, et al. 2010). Despite the beneficial results achieved with the available biologic agents, only 17% to 45% of patients who receive them are able to achieve clinical remission (Rutgeerts, et al. 2005; Sandborn, et al. 2012; Feagan, et al. 2005; Sandborn, et al. 2014).

More recently, oral Janus kinase (JAK) inhibitors and sphingosine-1-phosphate receptor (S1PR) modulators have been approved, in the post-anti-TNF setting and in non-pretreated patients, respectively. These options offer alternatives to biologics, but also have limitations. JAK inhibitors have safety concerns reflected in U.S. FDA “black box” warnings, and S1PRs require ECG prior to treatment initiation due to potential transient decrease in heart rate. Some improvement in maintenance clinical remission rate have been reported, ranging from 32% to 57% (Sandborn, et al. 2021; Sandborn, et al. 2023; Danese, et al. 2022). There remains a clear medical need for additional therapeutic options in UC for patients with inadequate response to or intolerance to conventional therapies and biologic therapies.

Rheumatoid Arthritis

Rheumatoid arthritis (RA) is a chronic systemic inflammatory disease of unknown etiology. The hallmark feature of RA is an inflammatory process manifested by persistent symmetric polyarthritis of synovial joints which can ultimately lead to bone erosions, deformity, and disability. Left untreated, or inadequately treated, progressive functional impairment with increasing disability occurs leading to a reduction in quality of life. The prevalence of RA in the general population is approximately 1%, and increases with age in both genders, with women being more prone to developing RA than men. Early therapy with disease-modifying anti-rheumatic drugs (DMARDs) is the standard of care, including conventional synthetic DMARDs (csDMARDs) such as methotrexate, sulfasalazine, hydroxychloroquine, and leflunomide, and biologic DMARDs (bDMARDs) such as anti-tumor necrosis factor (TNF) and non-anti-TNF biologics.

Despite major progress in the treatment of RA, there still remains a large unmet medical need, as only a small percentage of RA patients reach or maintain a status of low disease activity (LDA) or clinical remission (CR) over time, and many patients discontinue standard of care treatments due to safety or tolerability issues. Novel therapies are therefore needed to complement the available interventions to address the unmet need (Burmester, et al. 2014; Emery, 2014; Meier, et al. 2014).

Multiple Sclerosis

Multiple Sclerosis (MS) is a chronic, immune-mediated disease of the central nervous system (CNS) characterized by inflammation, demyelination, and axonal/neuronal destruction, ultimately leading to severe disability. MS affects approximately 2.5 million individuals worldwide.

Relapsing-remitting MS (RRMS) is the most frequent clinical presentation of the disease. Approximately 85% of patients present with RRMS, characterized by recurrent acute exacerbations (relapses) of neurological dysfunction followed by recovery. After 15 to 20 years, ~50% of patients with RRMS have progressed to secondary progressive MS (SPMS), which is a stage of the disease characterized by continuous worsening of disability that occurs independently of relapses. The term of relapsing MS applies to those affected patients either with a RRMS or SPMS with superimposed relapses. Patients with relapsing MS constitute a common target for current treatment options. There are no clear criteria that mark the transition from RRMS to SPMS (EMA/CHMP/771815/2011, Rev. 2. 2015).

For patients with relapsing MS, interferon-β and glatiramer acetate have long been used as first-line drugs. However, these drugs require frequent self-injections and increase the burden on patients. In recent years, oral drugs such as fingolimod, dimethyl fumarate and teriflunomide have become available and enhanced the convenience of treatment for patients. In addition, treatment with more potent biologic drugs including natalizumab, alemtuzumab and ocrelizumab have been put into practice. Despite the increased options available, many patients experience disease activity that cannot be fully controlled, in part due to the heterogeneity of MS, and some patients cannot tolerate the currently available drugs. The need therefore remains to develop drugs with alternative mechanisms of action, convenient dosing, and a favorable safety profile.

Clinical Development Plan

As illustrated in Figure 49, our Phase 1 healthy volunteer single ascending dose / multiple ascending dose SAD/MAD program expected to be initiated in mid-2024, subject to IND clearance by FDA, is designed to enable assessment of safety and pharmacokinetics and lead to candidate doses for the subsequent stages. The healthy volunteer study is expected to be followed by a series of early proof of concept (PoC) studies in indications supported by preclinical data. These PoC studies are planned to cover various T and T- and B-cell-mediated indications, including potentially ulcerative colitis, rheumatoid arthritis, axial spondyloarthritis, multiple sclerosis, myasthenia gravis, psoriasis, and cutaneous lupus erythematosus.

Figure 49: Preliminary MRT-6160 Development Plan Through Early POC (Subject to Regulatory Clearance)

NEK7-directed MGDs for the treatment of inflammatory disease

Overview

Activation of the NLRP3 inflammasome critically depends on NIMA related kinase 7, or NEK7, a serine/threonine-protein kinase that facilitates assembly of the active NLRP3 inflammasome complex in a kinase-independent manner. The NLRP3 inflammasome is a multi-protein complex that serves as a central node to integrate signals generated by pathogens, damage and stress, and triggers the generation of pro-inflammatory cytokines. As depicted in Figure 50, aberrant NLRP3 inflammasome activation and the subsequent release of active interleukin-1β (IL-1β) and interleukin-18 (IL-18) has been implicated in several inflammatory disorders including gout, cardiovascular disease, inflammatory bowel disease, neurodegenerative diseases including Parkinson's disease and Alzheimer's disease, ocular disease, diabetes, obesity, liver disease and Type 2 inflammatory diseases such as asthma and urticaria. The assembly of NEK7 and NLRP3 with ASC and pro-caspase 1 induces cleavage of pro-caspase 1, which then activates the cytokines IL-1β and IL-18 and leads to their release via a cell death event known as pyroptosis. NEK7 has been shown to be required for NLRP3 inflammasome activation and IL-1β release both in vitro and in vivo. Furthermore, our own in vitro and in vivo work, described below, shows that NEK7 is critical for the production of IL-1β downstream of NLRP3 inflammasome activation. Consequently, we believe NEK7 degradation with a highly selective MGD, such as our product candidate MRT-8102, has the potential to inhibit and/or prevent NLRP3 inflammasome activation and the associated downstream production of IL-1β, and thereby to be an important treatment modality for a variety of inflammatory diseases.

Figure 50: NEK7 is an Essential Regulator of the NLRP3 Inflammasome and Release of IL-1β and IL-18

In the setting of gout, monosodium urate (MSU) crystals deposit in joints, acting as endogenous danger signals to activate the NLRP3 inflammasome, causing an acutely painful inflammatory reaction mediated by IL-1β, shown in Figure 51.

Figure 51: Monosodium Urate Crystals Activate the NLRP3 Inflammasome and are a Causative Agent in Gout

Signal 1
TLR
Signal 2
MSU crystals
Potassium
efflux
IL-1β
K+
Pyroptotic
pore
Inflammasome
activation
K+
K+
Pyroptosis
ROS
Mitochondria
N-terminal
cleaving product
Gasdermin-D
cytoplasm
Inflammasome
components
Caspase-1
activation
NF-κB
Inflammasome
pro-IL-1β
IL-1β
nucleus

Identification of NEK7 degron and NEK7-directed MGDs

NEK7 contains a well-defined degron, as identified using our proprietary QuEENTM platform and confirmed by crystal structure (shown in Figure 52, left panel). Given the kinase-independent role of NEK7 in activating the NLRP3 inflammasome, suggesting that inhibition of the catalytic activity of NEK7 would be ineffective in blocking NLRP3 inflammasome activation, we believe that degradation of NEK7 with our MGDs will be preferable over conventional catalytic inhibition strategies. We have generated MGDs from multiple chemical series that promote the association of NEK7 with cereblon~~.~~  Our first NEK7 product candidate, MRT-8102, derived from one of these series, is a NEK7-directed MGD with favorable drug-like properties that has been selected to move forward into IND-enabling studies (shown in Figure 52, right panel). MRT-8102 is a first-in-class NEK7 MGD. MRT-8102 forms a strong ternary complex with NEK7 and cereblon through a canonical G-loop degron that results in profound NEK7 degradation (DC50 10 nM and Dmax 89%). MRT-8102 is highly selective over commonly degraded cereblon neosubstrates and other NEK family members, it is orally bioavailable across species, and displays favorable in vitro ADMET properties. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-ames), hERG activity, and broad off-target screening (CEREP panel).

Figure 52: MRT-8102 is a Potent, Selective Development Candidate NEK7 MGD with a Favorable Drug-Like Profile

The amino acid sequence of the NEK7 degron is unique among the NEK family members, indicating the potential to identify MGDs that are highly selective for NEK7. As shown in Figure 53, human peripheral blood mononuclear cells (PBMC) were treated with MRT-8102 for 24 hours, followed by TMT-global proteomic profiling. Highly selective and profound degradation of NEK7 is evidenced by selective fold-change decrease in NEK7 protein, without significant changes in other detected proteins. Other NEK family members are highlighted on the volcano plot and were not degraded. Several other cell types, including U937, Kelly, MM1S and induced pluripotent stem cells reveal similarly selective proteomic profiles when treated with MRT-8102.

Figure 53: MRT-8102 Induces Highly Selective NEK7 Degradation

Development Candidate NEK7 MGD, MRT-8102, achieves high potency modulation of the NLRP3 pathway in human monocyte-derived macrophage and cynomolgus whole blood stimulation assays

To assess the functional impact of NEK7 degradation on NLRP3 inflammasome activation, we treated human monocyte-derived macrophages (hMDM), with increasing concentrations of MRT-8102 or MCC950, an NRLP3 inhibitor. We measured caspase-1 activation and IL-1β release from hMDM following pre-treatment with our MGD and subsequent exposure to inflammasome stimulators LPS and MSU crystals. The MSU stimulus is relevant to the setting of gout, where high uric acid levels lead to accumulation of MSU crystals in joints and the subsequent pathogenic activation of NLRP3 inflammasome. As shown in Figure 54, MRT-8102 led to a dose-dependent decrease in caspase-1 activity (top left) and IL-1β release (bottom left) which was more potent than the effect of MCC950, a direct inhibitor of the ATPase activity of NLRP3 itself. We also performed a similar assay in cynomolgus monkey whole blood using LPS and nigericin as NLRP3 inflammasome stimuli. In this setting, MRT-8102 was also shown to be superior to a different NLRP3 inhibitor, selnoflast, in inhibiting caspase-1 activity (top right) and IL-1β release (bottom right).

Figure 54: MRT-8102 Achieves Potent Inhibition of NLRP3 Inflammasome in Human and Monkey Cells In Vitro

In vivo validation of NEK7 MGD MRT-8102 as a potent inhibitor of IL-1β

MRT-8102 is orally bioavailable and has been progressed to in vivo studies in cynomolgus (cyno) monkeys. In a five day, multiple-dose study of MRT-8102, no unusual clinical observations were reported. MRT-8102 was administered once-daily for 5 days at 5 mg/kg to a single male and female cyno monkey. PBMC samples were collected at 0 (pre-dose) and 24 hours post-dose on Days 1 and 5, and on Days 10 and 15. As shown in Figure 55, left panel, data represent the average cyno PBMC NEK7 protein levels on the y-axis. PBMC NEK7 degradation showed reduction to 44% of pre-dose levels on day 1, that was further reduced to 15% by day 5. Upon ceasing MRT-8102 administration, NEK7 protein recovered to pre-dose levels by day 15.

Commensurate with NEK7 levels, production of IL-1β was inhibited in an ex vivo whole blood stimulation assay, shown in Figure 55, right panel. Similar results were obtained when measuring caspase-1 activity. The deep and sustained inhibition of IL-1β release in the ex vivo assay after oral administration over five consecutive days suggests that MRT-8102 is capable of controlling inflammation driven by IL-1β.

Figure 55: In Vivo Dosing of MRT-8102 in Cynomolgus Monkeys Leads to NEK7 Degradation and Inhibition of IL-1β Release

NEK7 MGDs for diseases of the CNS

The NLRP3 inflammasome plays a crucial role in inflammatory responses in the CNS and represents a promising therapeutic target for the treatment of neuroinflammation-associated neurological diseases. The identification of multiple chemical series within the NEK7 program offers a significant opportunity for the development of multiple drug-like MGDs with differentiated profiles. Our NEK7-directed MGDs, including MRT-8102, are selective, orally bioavailable and can penetrate the blood-brain-barrier, hence are potentially applicable to target inflammatory diseases of the CNS.

In light of the strategic importance of our NEK7 program, we are advancing a second, differentiated chemical series through Lead Optimization. As shown in Figure 56 (left panel), a representative NEK7-directed MGD has been progressed to in vivo studies in mice to assess the evidence of blood-brain barrier penetration. In a single dose study at 10 mg/kg, the compound demonstrated favorable bioavailability and brain penetration with a Kpuu of 0.8 (ratio of free plasma to free brain concentration), supporting the potential of this class. The compound exhibits high potency with regards to modulation of the NLRP3 pathway in a human monocyte-derived macrophage assay. Figure 56 (right panel) shows a dose-dependent decrease in caspase-1 activity and IL-1β release which was more potent than the NLRP3 inhibitor selnoflast.

Multiple compounds with favorable drug-like features and CNS exposure from the differentiated chemical series are currently under characterization and we are planning to advance an additional Development Candidate in the future.

Figure 56: Evidence of Brain Penetration for NEK7 MGD with Potent Activity in an In Vitro Functional Assay

Other programs

We are specifically focused on developing product candidates for target proteins that have been deemed undruggable or inadequately drugged. Our QuEENTM platform was purpose-built to support the discovery and development of drugs that degrade a wide landscape of therapeutically-relevant proteins by (i) systematically identifying therapeutically-relevant target proteins that may be amenable to molecular glue-based degradation; and (ii) rationally designing molecules that can be optimized towards high potency and selectivity, with properties that we believe to be favorable. Our early pipeline includes programs in genetically defined oncology indications, as well as inflammatory, immunologic and other disease indications. We are further engaged in the discovery of additional target proteins in other indications, including, but not limited to, neurodegenerative and other neurological diseases. Figure 57 illustrates some of our key accomplishments.

Figure 57: Monte Rosa Therapeutics; From Serendipity to Rational Design of MGDs

Our services, collaboration and licenses agreements

Roche agreement

On October 16, 2023, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc., entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US” and together with Roche Basel, “Roche”) (the “Agreement”). Pursuant to the Agreement, the parties will seek to identify and develop molecular glue degraders (“MGDs”) against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. We will lead pre-clinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further pre-clinical and clinical development activities.

Under the Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Agreement will be overseen by a joint research committee.

Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving pre-clinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, we are entitled to receive from Roche an upfront payment of up to $28 million, and potential pre-clinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for the applicable product. The parties have included customary termination provisions in the agreement, allowing termination of the Agreement in its entirety, on a country-by-country or a target-by-target basis.

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

Competitors in our efforts to develop MGD therapeutics for patients, include, but are not limited to, BioTheryX Therapeutics, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Seed Therapeutics, Inc., Plexium Inc, Bristol-Myers Squibb, Novartis, Proxygen GmbH, VantAI, Inc., Orionis Biosciences, Inc., Dunad Therapeutics, Ltd, and Captor Therapeutics, SA, all of whom have reported having MGD product candidates in preclinical or clinical development. In addition, lenalidomide and pomalidomide, which are both marketed by Bristol-Myers Squibb, have been shown to function as MGDs. Further, several large pharmaceutical companies have disclosed investments in this field.

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

Patents and Patent Applications

As of December 31, 2023, we solely owned a patent portfolio that included thirty-one (31) pending patent families, including fifteen pending patent application filed under the Patent Cooperation Treaty and multiple pending United States provisional patent applications. Our portfolio is being built to cover our MGDs product candidates and various uses thereof, MGDs drawn to currently undisclosed target proteins and uses thereof, and our industry-leading QuEENTM platform, as further described below. Patent prosecution related to our portfolio is currently in the early stages and, as such, no patent examiner has yet fully scrutinized the merits of any of our pending patent applications.

Wholly Owned Product Candidates

With respect to our GSPT1 program, as of December 31, 2023, our portfolio included one United States provisional patent application, four pending PCT patent applications, five pending non-provisional patent application in the United States, and patent applications in Australia, Canada, Chile, China, Europe, Israel, Japan, Mexico, Nigeria, New Zealand, Singapore and South Africa that cover various GSPT1-directed MGDs and uses thereof. These patent applications are drawn to composition of matter, pharmaceutical compositions, and methods of using our GSPT1-directed MGDs. We also owned one pending non-provisional U.S. application and one pending European application, that cover biomarkers related to use of our GSPT1-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patent drawn to our GSPT1-directed MGDs, if such patent is issued, would be 2040, excluding any additional term for available patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our CDK2 program, as of December 31, 2023, our portfolio included three pending PCT applications that cover various CDK2-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these PCT applications or U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any additional term for available patent term adjustment or patent term extension.

With respect to our NEK7 program, as of December 31, 2023, our portfolio included one U.S. provisional patent application that covers various NEK7-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these U.S. provisional patent applications, if such patents are issued, would be 2044, excluding any additional term for available patent term adjustment or patent term extension.

With respect to our VAV1 program, as of December 31, 2023, our portfolio included one U.S. provisional patent application that covers various VAV1-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these U.S. provisional patent applications, if such patents are issued, would be 2044, excluding any additional term for available patent term adjustment or patent term extension.

QuEENTM platform

With respect to our QuEENTM platform, as of December 31, 2023, our portfolio included one U.S. provisional patent application, two pending U.S. non-provisional patent applications, one pending European patent application and four pending PCT patent applications drawn to our QuEENTM platform and uses thereof for the design, discovery, and development of MGD product candidates. The earliest scheduled expiration of any U.S. or foreign patent issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any available additional term for patent term adjustment or patent term extension.

Trademarks

As of December 31, 2023, we owned various registered and unregistered trademarks in the United States, including Monte Rosa Therapeutics, our housemark logo, the name of our QuEENTM platform, and the name of our Glueomics resource.

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

Government regulation

The FDA and other regulatory authorities at federal, state and local level, as well as in foreign countries and local jurisdictions, extensively regulate among other things, the research, development, testing, manufacture, quality control, sampling, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record-keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

A drug can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial or of multiple pediatric trials in accordance with an FDA-issued “Written Request” for such trials, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers and individuals working on behalf of manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

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

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, among other things, subjected products to potential competition by lower-cost products, expanded the types of entities eligible for the 340B drug discount program, increased rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program for certain Medicare Part D beneficiaries, in which manufacturers must agree to offer 50% (increased effective January 2019 to 70%) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been executive, judicial and congressional challenges to certain aspects of the ACA Act as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted. The Budget Control Act of 2011, for example, included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that will remain in effect through 2031. In addition, the American Taxpayer Relief Act of 2012 was signed into law which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. At the federal level, the previous administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. On July 9, 2021, for example, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

In addition, the Inflation Reduction Act of 2022, or the IRA, includes several provisions that could impact our business to varying degrees. The IRA, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of IRA on our business and the healthcare industry in general is not yet known.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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
•
Analogous state law equivalents of each of the above U.S. federal laws and similar healthcare laws and regulations in the European Union and other jurisdictions, such, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information and/or other health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
•
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

Privacy and data protection laws and regulations

We may be subject to Swiss, European, US federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the European Union, we may be subject to additional privacy restrictions. The collection and use of personal data including health information in the European Union is governed by the provisions of the General Data Protection Regulation, or GDPR as well as national data protection laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as requirements relating to ensuring a legal basis or condition applies to the processing of personal data, transferring such information outside the European Economic Area, or EEA, including to the U.S. (see below), expanded disclosures to individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, if required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 or 4% of total annual global revenue, whichever is greater. The GDPR increases the responsibility and liability of pharmaceutical companies in relation to processing personal data, and companies may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, the United Kingdom (UK) incorporated the GDPR into UK law (referred to as the 'UK GDPR'), following its exit from the EU. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission or EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, which will introduce changes to the UK GDPR. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

Currently, the most impactful point of divergence relates to transfer mechanisms (i.e., the ability for EU/UK companies to transfer personal information to third countries, including the United States), because it requires us to implement a variety of different contractual clauses approved by EU or UK regulators. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The new standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

In Switzerland, we are also subject to comprehensive data protection requirements including the Swiss Federal Act on Data Protection, or the DPA, which imposes stringent rules on the processing of personal data including health related information.

In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For example, the California Consumer Privacy Act (CCPA) is a comprehensive law that creates individual privacy rights and protections for California consumers, places increased privacy and security obligations on entities handling personal data of consumers or households, and provides for civil penalties for violations and a private right of action for data breaches. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information.

Further, as of January 1, 2023, the California Privacy Rights Act (CPRA), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information. While the CCPA contains an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA and other such future laws, regulations and standards may have on our business. Similar consumer privacy laws have passed or come into force in numerous U.S. states. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. In addition, federal and state legislators and regulators have signaled their intention to further regulate health and other sensitive information, and new and strengthened requirements relating to this information could impact our business. At the state level, some states have passed or proposed laws to specifically regulate health information. For example, Washington’s My Health My Data Act, which comes into force in March 2024, requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

The uncertainty surrounding the implementation of recent and emerging state privacy and other similar laws, regulations and standards that may be adopted in other jurisdictions exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

In April 2014, the EU adopted the Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The Clinical Trials Regulation, which is directly applicable in all EU Member States (meaning no national implementing legislation in each EU Member State is required), aims to simplify and streamline the approval of clinical trials in the EU, for example by providing for a streamlined application procedure via a single entry point and simplifying reporting procedures for clinical trial sponsors.

Marketing authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. The process for doing this depends, among other things, on the nature of the medicinal product, but the two routes are either the centralized authorization procedure or one of the national authorization procedures.

•
Centralized procedure—If pursuing an MA for a product candidate for a therapeutic indication under the centralized procedure, following the opinion of the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid across the EU as well as the additional Member States of the EEA (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, (i.e. HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases), and officially designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for certain expedited development and review programs, such as the EMA’s PRIME scheme, which provides incentives similar to the Breakthrough Therapy Designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, however this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

•
National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several EU Member States, which are available for products that fall outside the mandatory scope of the centralized procedure:
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

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place under which the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, will have regard to decisions on the approval of an MA made by the EMA and certain other regulators when considering whether to grant a UK MA. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the UK or Great Britain.

Data and market exclusivity

In the EU, upon receiving an MA, innovative medicinal products, sometimes referred to as new chemical entities (i.e., reference products) generally qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the non-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic/biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EMA or Member State regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Even if a product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan medicinal products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the U.S. In the EU, a medicinal product may be designated as orphan if (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the investment in its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of a significant benefit to those affected by that condition. The application for orphan designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of an MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no MAA shall be accepted in the EU for the same indication in respect of a similar medicinal product to the authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior than the authorized product; (ii) the MA holder of the authorized product consents to the second medicinal product authorization; or (iii) the MA holder of the authorized product cannot supply enough orphan medicinal product.

Pediatric development

In the EU, MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under an SPC (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires) even where the trial results are negative. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Failure to comply with EU and Member State laws that apply to the conduct of clinical trials, manufacturing approval, authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant an MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland. For other countries outside of the EU, such as countries in Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the regulatory framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021, and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). Except in respect of the new EU Clinical Trials Regulation, the regulatory regime in Great Britain therefore largely aligns in many ways with current EU medicines regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition framework mentioned above which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a UK MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Employees and human capital resources

As of December 31, 2023, we had 133 full-time employees, of which 66 have M.D. or Ph.D. degrees. Within our workforce, 105 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 321 Harrison Avenue, Boston, MA 02118.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation as Monte Rosa Therapeutics AG in 2018, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our Quantitative and Engineered Elimination of Neosubstrates drug discovery platform, or our QuEENTM platform, building our proprietary library of MGDs, developing our pipeline of product candidates, building our intellectual property portfolio, undertaking preclinical and IND-enabling studies of our product candidates, and conducting our first clinical trial for MRT-2359. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

Typically, it takes many years to develop one new pharmaceutical drug from the time it is discovered to when it is available for treating patients. Consequently, any predictions we make about our future success or viability may not be as accurate as they could be if we had a longer operating history. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors, such as market volatility, public health crises or other geopolitical events. We will need to transition from a company focused on research and early-stage development to a company capable of supporting late-stage development and commercial activities. We may not be successful in such a transition.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library, and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, our initial public offering, sales of our common stock, our recent registered direct offering, and our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $524.8 million of gross proceeds from such transactions. As of December 31, 2023, our cash, cash equivalents, restricted cash and marketable securities were $237.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $365.9 million as of December 31, 2023. For the years ended December 31, 2023 and 2022, we reported net losses of $135.4 million and $108.5 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1
•
continue preclinical activities for our VAV1, NEK7, CDK2, and other currently undisclosed programs;
•
prepare and submit IND applications with the FDA for other current and future product candidates, including for MRT-6160, our MGD product candidate targeting VAV1, and MRT-8102, our MGD product candidate targeting NEK7;
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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such product candidates via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of any potential regional or global economic slowdowns, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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
•
our ability to timely and successfully complete preclinical studies and clinical trials for our product candidates MRT-2359, MRT-6160, MRT-8102, and our GSPT1, VAV1, NEK7, CDK2, our other currently undisclosed programs, and other current or future product candidates;
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

We are currently progressing our Phase 1/2 trial of MRT-2359, we are preparing to file an IND for MRT-6160, we are advancing multiple late stage preclinical programs, including MRT-8102, and multiple discovery programs through the preclinical stages of drug development across a number of potential indications, and we are continuously discovering additional targets as candidates for new discovery programs via our prolific QuEENTM MGD discovery engine. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, including use of our "at-the-market" program with Jefferies LLC, or Jefferies, debt financings, governmental funding, collaborations, such as our collaboration with Roche, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Since our initial public offering, or IPO, we have raised additional capital through the issuance and sale of our common stock and warrants to purchase our common stock, including a registered direct offering in October 2023 which raised aggregate net proceeds of approximately $24.9 million after deducting offering expenses and in “at-the-market” offerings, pursuant to an Open Market Sale Agreement with Jefferies which provides for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock. We expect that our existing cash and cash equivalents and marketable securities, will be sufficient to fund our operations into the first half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations, such as our collaboration with Roche, or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the scope, prioritization and number of our research and development programs;
•
the costs, timing and outcome of regulatory review of our current or future product candidates;
•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and planned clinical trials for our current or future product candidates, including additional expenses attributable to adjusting our development plans (including any supply related matters) in response to public health crises or other geopolitical events;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under our existing Collaboration and License Agreement with Roche, or any additional collaboration agreements we obtain;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any current or future collaboration agreements, if any;
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
•
the Contract Research Organizations, or CROs that we retain to conduct our preclinical studies and clinical trials may take actions outside of our control that materially adversely impact our preclinical studies and clinical trials;
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
•
the FDA or applicable foreign regulatory agency may be delayed in their review processes due to staffing or other constraints arising from public health crises; or
•
the FDA or applicable foreign regulatory agency may change its approval policies or adopt new regulations.

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
•
delays in or temporary suspension of the enrollment of patients in our future clinical trials due to public health crises;
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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates is currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our GSPT1 program developed a product candidate, MRT-2359, a GSPT1-targeted MGD, for the treatment of cancers dependent on or characterized by the expression of high levels of MYC family genes, our NEK7 program developed a product candidate, MRT-8102, a NEK-7-targeted MGD, for the treatment of IL-1ᵦ/NLRP3 driven inflammatory diseases, our CDK2 program will develop a product candidate for the treatment of cancers such as ovarian and breast cancers, our VAV1 program developed a product candidate MRT-6160, a VAV1-targeted MGD for the treatment of systemic and central nervous system autoimmune diseases, and will develop a product candidate for T and B cell malignancies. The total addressable market opportunity for product candidates from these discovery programs and future product candidates will ultimately depend upon, among other things, its proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than MRT-2359, which is being evaluated in an ongoing clinical trial, MRT-6160, which we plan to submit an IND in Q2 2024 and to initiate a Phase 1 single ascending dose / multiple ascending dose study, and MRT-8102, which we plan to submit an IND in Q1 2025, we are currently selecting lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing and clinical trials represents a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical studies may cause us to incur additional operating expenses. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

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

Additionally, several of our past, planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

We have been granted Fast Track Designations for MRT-2359 for the treatment of patients with previously treated, metastatic small cell lung cancer (SCLC) with L-MYC or N-MYC expression and MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression. We may seek additional Fast Track Designations for one or more of our current or future product candidates, as appropriate. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The sponsor of a product candidate with Fast Track Designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider reviewing sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, such as the Fast Track Designation we received for MRT-2359 for the treatment of patients with previously treated, metastatic small cell lung cancer (SCLC) with L-MYC or N-MYC expression and MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We have been granted by FDA Orphan Drug Designation for MRT-2359 for the treatment of small cell lung cancer, and as part of our business strategy, we may seek Orphan Drug Designation for certain indications of our other current or future product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the U.S. and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S., or a patient population of 200,000 or more in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the U.S., Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, may grant orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the EU. Additionally, orphan designation may be granted for products intended for the diagnosis, prevention, or treatment of life-threatening or chronically debilitating conditions, and when, without incentives, it is unlikely that sales of the product in the EU would generate sufficient return to justify the necessary investment in developing the product. In each case, there must be no satisfactory method of diagnosis, prevention, or treatment of the applicable condition which is authorized for marketing in the EU (or, if such a method exists, the applicable product would be of significant benefit to those affected by the condition). In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing authorization application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.

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

We are aware of several biotechnology companies focused on developing MGD therapeutics for patients, including but not limited to, BioTheryX Therapeutics, Inc., C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Seed Therapeutics, Inc., Plexium Inc, Bristol-Myers Squibb, Novartis, Proxygen GmbH, VantAI, Inc., Orionis Biosciences, Inc., Dunad Therapeutics, Ltd, and Captor Therapeutics, SA, all of which are currently in development. In addition, lenalidomide and pomalidomide, which are both marketed by Bristol-Myers Squibb, are believed to function as MGDs. Further, several large pharmaceutical companies have disclosed investments in this field.

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S. and in other countries, sales of any products for which we may receive regulatory marketing approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government healthcare programs (e.g., Medicare and Medicaid), managed care providers, private health insurers, health maintenance organizations and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as targeted protein degradation therapies. See the section of this report titled, “Business – Government Regulation – Third-party payor coverage and reimbursement.”

Current and future healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected drug products to potential competition by lower-cost biosimilars, expanded the types of entities eligible for the

340B drug discount program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. See the section of this report titled, “Business – Government Regulation - Current and future healthcare reform legislation.”

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. See the section of this report titled, "Business - Government Regulation – Other healthcare laws and regulations.”

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce improper performance generally is governed by the national anti-bribery laws of EU Member States, and the U.K. Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Risks related to our dependence on third parties

We currently rely, and plan to rely on in the future, on third parties to conduct and support our preclinical studies and to conduct our clinical trials for our current and future product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize our current and potential future product candidates and our business could be substantially harmed.

We utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to help conduct our preclinical studies and our clinical trials.

We do not have the ability to independently conduct clinical trials. We rely, and plan to continue to rely on in the future, on medical institutions, clinical investigators, contract laboratories, and other third parties, including collaboration partners, to conduct or otherwise support clinical trials for our current or future product candidates. We expect to rely heavily on these parties for execution of clinical trials for our product candidates and control only certain aspects of their activities. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities.

We and any third parties that we contract with are required to comply with regulations and requirements, including GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the EEA and comparable foreign regulatory authorities for any drugs in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we or the third parties we contract with fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our ongoing or future clinical trials will comply with GCP requirements. In addition, our clinical trials must be conducted with current or future product candidates produced under cGMP regulations and will require a large number of study subjects. Our failure or the failure of third parties that we may contract with to comply with these regulations or to recruit a sufficient number of subjects may require us to repeat some aspects of a specific, or an entire, clinical trial, which would delay the marketing approval process and could also subject us to enforcement action. We also are required to register certain ongoing clinical trials and provide certain information, including information relating to the trial’s protocol, on a government-sponsored database, ClinicalTrials.gov, within specific timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the clinical trials for our current or future product candidates, or be involved in the design when other parties sponsor the trials, we anticipate that third parties will conduct all of our clinical trials. As a result, many important aspects of our clinical development, will be outside of our direct control. Our reliance on third parties to conduct our ongoing clinical trial and future clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff, and we cannot control whether or not they will devote sufficient time and resources to our product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We have entered into a Collaboration and License Agreement with Roche, and pursuant to the terms of that agreement, are dependent on Roche for certain development and commercialization activities with respect to certain of our product candidates.

In October 2023, we announced that Monte Rosa Therapeutics AG, our wholly-owned subsidiary, entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd, or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel, Roche, the Collaboration “Agreement.” Pursuant to the Agreement, we and Roche will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. Pursuant to the Agreement, we will lead pre-clinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further pre-clinical and clinical development activities. Under the Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Agreement will be overseen by a joint research committee. Pursuant to the Agreement, Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving pre-clinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, we are entitled to receive from Roche an upfront payment of up to $28 million, and potential pre-clinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for the applicable product. The parties have included customary termination provisions in the agreement, allowing termination of the Agreement in its entirety, on a country-by-country or a target-by-target basis. If Roche elects to exercise these termination rights, it will result in a delay in or could prevent us from developing or commercializing certain product candidates. Further, disputes may arise between us and Roche, which may delay or cause the termination of this Agreement, result in significant litigation, cause Roche to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

Our success is dependent on our executive management team’s ability to successfully pursue business development, strategic partnerships and investment opportunities as our company matures. We are engaged in a strategic collaboration and may also form or seek strategic alliances or acquisitions or enter into additional collaboration and licensing arrangements in the future, and we may not realize the benefits of such collaborations, alliances, acquisitions or licensing arrangements.

We are engaged in a strategic collaboration and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. For example, on October 16, 2023, we entered into the Agreement with Roche for the discovery and development of MGDs against targets in cancer and neurological diseases. Pursuant to the terms of the Agreement, we granted to Roche an exclusive license to use certain of our platform technology for the exploitation of compounds and products discovered and developed under the arrangement.

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

Further, collaborations involving our technologies or current or future product candidates, such as our collaboration with Roche, are subject to numerous risks, which may include the following:

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary QuEENTM platform, our GSPT1 program, including our clinical stage product candidate named MRT-2359, our VAV1 program, including our product candidate named MRT-6160, our NEK7 program, including our product candidate named MRT-8102, and our CDK2 program programs, which are our three most advanced preclinical stage pipeline programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

As of December 31, 2023, we owned thirty-one patent families related to our QuEEN™ platform, our CDK2 program, our NEK7 program, our VAV1 program, and our GSPT1 program, including GSPT1-directed MGDs and biomarkers related to these compounds. We currently own one issued patent. Further, patent prosecution related to our pending patent applications is on-going.

As of December 31, 2023, our patent portfolio covering GSPT1-directed MGDs and uses thereof included eleven patent families, our patent portfolio related to our QuEEN™platform included seven patent families, our patent portfolio related to our CDK2 program included three patent families, our patent portfolio related to our NEK7 program included one patent family and our patent portfolio related to our VAV1 program included one patent family. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have acquired or may acquire patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after the earliest priority date of the patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the USPTO might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

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

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.

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

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access (such as through unauthorized access to our information technology systems) to our trade secrets or independently develop substantially equivalent information and techniques. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the U.S. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

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

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our preclinical studies and future clinical trials, continue our discovery programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, such as our collaboration with Roche, if approved.

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

The Collaboration and License Agreement with Roche under which we currently license intellectual property or technology is complex, and certain provisions in such agreement, or other future collaboration and license agreements, may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements or obtain additional licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

In addition, our current and future intellectual property license agreements may require us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the QuEENTM platform, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union.

Our owned European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our or our licensors’ European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and products and, resultantly, on our business, financial condition, prospects and results of operations.

The use of new and evolving technologies, such as artificial intelligence (AI), in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We continue to build and integrate AI into our business, in particular as a component of our QuEEN drug discovery platform, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or deploy AI systems that are governed by the AI Act, we may be required to adopt higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks related to employee matters and managing growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business development expertise of Markus Warmuth, M.D., our Chief Executive Officer, Owen Wallace, Ph.D., our Chief Scientific Officer, John Castle, Ph.D., our Chief Data and Information Officer, Sharon Townson, our Chief Technology Officer, Filip Janku, our Chief Medical Officer, Philip Nickson, our General Counsel, Jennifer Champoux, our Chief People and Operations Officer, Magnus Walter, our Senior Vice President of Drug Discovery, and Andrew Funderburk, our Senior Vice President of Investor Relations and Strategic Financing, as well as the other principal members of our management and scientific teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2023, we had 133 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, or employees, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, ransomeware social engineering (including fishing attacks) fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent cybersecurity incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, although we carry cyber insurance, in the event of a cybersecurity incident or breach, such coverage may not be sufficient to cover all losses. Any failure to prevent or mitigate or adequately address any cybersecurity incidents or breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under Swiss national data protection laws, U.S. state (e.g., state breach notification laws), and/or federal (e.g., HIPAA, as amended by HITECH) laws, and laws of foreign jurisdictions (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, cybersecurity incidents, or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, litigation, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate or adequately address any cybersecurity incidents or breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or breaches or data privacy incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business, or fines and penalties.

We, our collaborators and our service providers may be subject to a variety of privacy and data security laws, regulations and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. At the state level, numerous states have or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. In the state of Washington, for example, the My Health My Data Act will require regulated entities to obtain consent to collect health information, grant consumers certain rights, including to request deletion of their information, and provide for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims.

Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom, or UK, is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU and U.K., including, for example, ensuring an appropriate legal basis or condition applies to the processing of personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and U.K. to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 (or £17.5 million in the U.K.) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. For additional information on these regimes, see “Government Regulation—Privacy and data protection laws and regulations”. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

The stock market in general, and the Nasdaq Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to geopolitical events or public health crises, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this section, could have a significant and material adverse impact on the market price of our common stock.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, such as our collaboration with Roche, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Our fourth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

Our amended and restated bylaws designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for state law claims for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, application or validity thereof); or (iv) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder, or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court and other states have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the federal district courts of United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 11, 2024, we have outstanding a total of 50,154,073 shares of common stock.

We entered into an Open Market Sale Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under our registration statement on Form S-3 (File No. 333-266003), or the 2022 Shelf Registration Statement, and subject to the limitations thereof. We will pay to the Jefferies cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Open Market Sale Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2022 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

In addition, 8,655,556 shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates represents beneficial ownership, in the aggregate, own a significant percentage of our outstanding common stock. In addition, two of our directors, including our chief executive officer, are affiliated with our principal stockholders. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests with respect to their common stock that are different from our other stockholders. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could seriously harm our research, development and potential future commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition and results of operations.

Public health crises, such as a pandemic, epidemic or outbreak of other highly infectious or contagious diseases, could adversely impact our business, the business operations of third parties on whom we rely and our ongoing or planned research and development activities. Additionally, timely enrollment in our ongoing and planned clinical trials is dependent upon clinical trial sites which may be adversely affected by global health concerns. Public health crises could result in increased adverse events and deaths in our clinical trials. Some factors from public health crises that could delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•
the potential diversion of healthcare resources away from the conduct of clinical trials to focus on public health crises, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials and the need for drugs, such as tocilizumab, and other supplies that clinical trial sites must have on hand to conduct our clinical trials to be used to address such public health crises;
•
limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
•
interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;
•
interruptions in operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our current product candidates and any future product candidates; and
•
business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation and geopolitical conflicts. There can be no assurance that further volatility in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to be volatile it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and a general economic downturn.

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

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer from cybersecurity incidents or breaches, which could result in a material disruption of our current or future product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident, or cybersecurity incident to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of data from preclinical studies or clinical trials for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or cybersecurity incident results in a loss of or damage to our data or applications, other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

As of December 31, 2023, we had a federal net operating loss carryforwards of $0.5 million which will begin to expire in various amounts in 2039 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2019, which are not subject to expiration). As of December 31, 2023, we had foreign net operating loss carryforwards of $288.0 million that begin to expire in 2026. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have implemented a cybersecurity risk management program, in accordance with our risk profile and business size, that is designed to detect, identify, assess, and respond to current and emerging cybersecurity threats. Our cybersecurity risk management program is supported by third-party information technologies and vendors, including a managed services provider that assists us with, among other things, information technology system monitoring, detection, and response support services. We also leverage third-party information technology service providers to monitor and evaluate our cybersecurity posture through vulnerability scans, penetration tests, and cybersecurity risk reviews and assessments. Our cybersecurity risk assessments are informed by industry standards and frameworks and incorporate elements of the same, including elements of the National Institute of Standards and Technology (NIST) cybersecurity framework.

We have adopted an incident response plan designed to coordinate the steps to identify, contain, eradicate, and recover from cybersecurity incidents. We also have a process for newly-hired employees to participate in security awareness training, and we conduct periodic phishing email simulations . We also have a process to review certain third-party information technology service providers and vendors, including through contractual requirements and proactive threat intelligence monitoring, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, however, like other companies in our industry, we and our third-party information technology service providers and vendors have from time to time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

Our Head of Information Technology (“IT”), with the support of our third-party information technology service providers and a team of IT professionals, is responsible for the strategic leadership and day-to-day management of our cybersecurity program. The individual serving as Head of IT has more than twenty-five years of experience in information technology and information security.

Our Board of Directors has delegated oversight of our cybersecurity risk management program to our Audit Committee, per the Audit Committee Charter. Our Head of IT provides quarterly updates to the Audit Committee regarding our cybersecurity risk management program, including information about cybersecurity risk management governance, and provides the Audit Committee with status updates on various projects intended to enhance the overall cybersecurity posture of the Company, as applicable.

Item 2. Properties

Our principal offices occupy approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Boston, Massachusetts, which has served as our new headquarters since the second quarter of 2023. Our obligation to pay rent pursuant to the lease began on December 21, 2022. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for five (5)-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease.

We have an additional location used for office and lab space that occupies approximately 21,422 square feet located in Basel-City, Switzerland. In April 2023, the Company amended the lease to increase the square footage of the office and lab space to 44,685 square feet and extended the lease term through June 2027.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 14, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock began trading on The Nasdaq Global Select Market on June 24, 2021, under the symbol “GLUE”. Prior to that time, there was no public market for our common stock.

Holders of record

As of March 11, 2024, we had approximately 20 holders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, sales of our common stock, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $524.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $135.4 million and $108.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 we had an accumulated deficit of $365.9 million and $237.0 million of cash, cash equivalents, restricted cash, and marketable securities.

Impact of global economic and political developments

The development of our product candidates could be disrupted and materially adversely affected in the future by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, and economic challenges caused by global pandemics or other public health events, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, financial condition and results of operations could be materially and adversely affected by negative impacts on the global economy and capital markets resulting from these global economic conditions, particularly if such conditions are prolonged or worsen.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, and VAV1. We have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Results of operations for the years ended December 31, 2023 and 2022

The following sets forth our results of operations:

	Year Ended ended December 31,
(in thousands)	2023	2022	Dollar change
Operating expenses:
Research and development	$111,272	$85,061	$26,211
General and administrative	32,039	27,323	4,716
Total operating expenses	143,311	112,384	30,927
Loss from operations	(143,311)	(112,384)	(30,927)
Other expense	8,297	3,883	4,414
Net loss before income taxes	$(135,014)	$(108,501)	$(26,513)
Provision for income taxes	(338)	—	(338)
Net loss	$(135,352)	$(108,501)	$(26,851)

Research and development expenses

Research and development expenses were comprised of:

	Year ended December 31,
(in thousands)	2023	2022	Dollar change
External research and development services	$46,404	$35,374	$11,030
Personnel costs	37,570	27,386	10,184
Laboratory and related expenses	8,981	7,433	1,548
Facility costs and other expenses	18,317	14,868	3,449
Research and development expenses	$111,272	$85,061	$26,211

As of December 31, 2023 and December 31, 2022, respectively, we had 105 and 100 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

These increases were driven by the successful achievement of key milestones in our R&D organization, including the continuation of the MRT-2359 clinical study, the preparation of MRT-6160 to enter the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs including laboratory-related expenses to achieve these milestones. The increase for the year ended December 31, 2023 as compared to 2022 was primarily due to the expansion of research and development activities in the United States and Switzerland including increased headcount and facilities as well as corresponding increases in laboratory related expenses. Research and development expenses included non-cash stock-based compensation of $8.9 million and $5.6 million for the years end December 31, 2023 and 2022, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Year ended December 31,
(in thousands)	2023	2022	Dollar change
Personnel costs	$19,648	$15,387	$4,261
Professional services	4,355	4,467	(112)
Facility costs and other expenses	8,036	7,469	567
General and administrative expenses	$32,039	$27,323	$4,716

As of December 31, 2023 and December 31, 2022, respectively, we had 28 and 23 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the year ended December 31, 2023, as compared to 2022 as a result of increased headcount and expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $7.7 million and $6.1 million for the years end December 31, 2023 and 2022, respectively.

Other expenses, net

Other income (expense), net was comprised of:

	Year ended December 31,
(in thousands)	2023	2022
Interest income, net	$9,334	$3,764
Foreign currency exchange gain (loss), net	(930)	10
Gain on disposal of fixed assets	24	109
Loss on sale of marketable securities	(131)	—
Other income	$8,297	$3,883

The increase in interest income for the year ended December 31, 2023 is principally attributable to higher interest rates on marketable securities.

Foreign exchange losses on transactions of our Swiss subsidiary denominated in currency other than the U.S. dollar increased in the year ended December 31, 2023 as to compared to the gain for year ended December 31, 2022, principally due to the weakening of the U.S Dollar with respect to, principally, the Swiss Franc.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock and through our collaboration with Roche.

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

As of December 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities, of $237.0 million and an accumulated deficit of $365.9 million. We believe that our cash, cash equivalents, restricted cash, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of these financial statements.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$(43,802)	$(92,466)
Investing activities	88,801	(219,219)
Financing activities	27,492	20,466
Net increase (decrease) in cash, cash equivalents and restricted cash	$72,491	$(291,219)

Operating activities

During the year ended December 31, 2023, net cash used in operating activities of $43.8 million was attributable to our net loss of $135.4 million off-set by an increase in deferred revenue of $50.0 million, $19.1 million in non-cash charges, and changes in our working capital accounts of $22.5 million. Non-cash charges primarily include stock-based compensation expense of $16.7 million and depreciation expense of $6.2 million.

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

Investing activities

Cash provided by investing activities of $88.8 million during the year ended December 31, 2023, was primarily attributable to proceeds from maturities of marketable securities of $165.3 million and proceeds from the sale of marketable securities of $45.6 million, off-set by purchases of marketable securities of $103.2 million and property and equipment of $19.0 million.

Cash used in investing activities of $219.2 million for the year ended December 31, 2022, was primarily attributable to purchases of marketable securities of $384.4 million and purchases of property and equipment of $12.9 million, off-set by proceeds from the maturity of marketable securities of $178.0 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2023, amounted to $27.5 million principally attributable to the sale of warrants for aggregate net proceeds of $24.9 million and $2.6 million of proceeds from the exercise of employee stock options and proceeds from the issuance of shares under our employee stock purchase plan.

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

Based upon our current operating plan, we believe that the existing cash, cash equivalents, restricted cash, and marketable securities of $237.0 million, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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
•
the timing, receipt and amount of sales of any future approved or cleared products, if any; and
•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, global health crises, geopolitical events, changes in international trade relationships and military conflicts on any of the foregoing or other aspects of our business or operations.

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

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with our agreements with established third-party service providers. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued expense balance in each reporting period. As actual costs become known, we adjust our estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external third-party service providers. Amounts ultimately incurred in relation to amounts accrued for these services at a reporting date may be substantially higher or lower than our estimates.

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

Contractual obligations and commitments

Roche Collaboration and License Agreement

On October 16, 2023, the Company entered into a Collaboration and License Agreement with Roche, for the discovery and development of molecular glue degraders against targets in cancer and neurological diseases. Under the Collaboration Agreement, the Company will lead the discovery and certain preclinical activities against multiple select targets. Following the completion of certain preclinical studies, Roche has the option to continue the further development and potential commercialization of compounds identified and generated under the collaboration and products containing such compounds at its sole responsibility and at its own cost. The initial scope of the agreement is limited to a specified number of targets but may be expanded to include additional targets subject to certain conditions and additional compensation payable to the Company. Pursuant to the terms of the Collaboration Agreement, the Company granted to Roche an exclusive license to use certain of its platform technology for the exploitation of compounds and products discovered and developed under the agreement. The Company received an upfront payment of $50.0 million from Roche under the terms of the Collaboration Agreement. Additionally, the Company is eligible to receive contingent payments from Roche upon the occurrence of defined research, development, regulatory and sales-based events exceeding $3 billion. The Company is also entitled to tiered royalties on sales of products containing compounds identified and generated from activities conducted under the arrangement. The Collaboration Agreement term commences on the execution date and continues until no payment obligations remain, unless otherwise terminated earlier. See the section entitled “Business—Our services, collaboration and licenses agreements” elsewhere in this Annual Report as well as Note 9 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our collaboration and license agreements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required under this item.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2023, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On December 8, 2023, Owen Wallace, our Chief Scientific Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Wallace's Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 100,000 shares of our common stock pursuant to the terms of the plan. Mr. Wallace's Rule 10b5-1 trading plan expires on March 1, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

During the fiscal quarter ended December 31, 2023, other than described in the statement above, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be set forth in the “Proposal No. 1 – Election of Class II Directors” and “Corporate Governance” sections of our definitive proxy statement relating to our 2024 annual meeting of shareholders, or the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

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

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID No. 34. Information required by this Item 14 will be set forth in our Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
3.1

Fourth Amended and Restated Certificate of Incorporation of Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on June 28, 2021)

3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-40522) filed on June 14, 2023)

3.3

Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K (File No. 001-40522)) filed on June 28, 2021)

4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 28, 2021)
4.2*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023)
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
10.7#

Employment Agreement between the Registrant and Markus Warmuth, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.8#

Employment Agreement between the Registrant and Ajim Tamboli, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.9#

Employment Agreement between the Registrant and Owen Wallace, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.10#

Employment Agreement between the Registrant and Filip Janku, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.11

Lease Agreement, dated September 23, 2020, between OPG MP Parcel Owner (DE) LLC and the Company (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)

10.12

Lease Agreement between the Registrant and B9 LS Harrison & Washington LLC, dated December 14, 2021 (incorporated by reference by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed March 29. 2022)

10.13#

Employment Agreement between the Registrant and Jullian Jones, effective as of June 28, 2021, as amended by the First Amendment to Employment Agreement, effective as of December 1, 2021 (incorporated by reference by reference to Exhibit 10.21 of the Registrant's Annual Report on Form 10-K filed March 29. 2022)

10.14#

Amended and Restated Employment Agreement between the Registrant and Philip Nickson, effective as of March 1, 2022 (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed March 29, 2022)

10.15

Agreement for Termination of Lease, by and between the Registrant and OPG MP Parcel Owner (DE) LLC, dated May 5, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2022)

10.16#

Separation Agreement between the Registrant and Ajim Tamboli, effective as of August 8, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 10, 2023)

10.17	Securities Purchase Agreement, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023)
10.18†

Collaboration and License Agreement between Monte Rosa Therapeutics AG, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated as of October 16, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023)

21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Monte Rosa Therapeutics, Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Monte Rosa Therapeutics, Inc

Date: March 14, 2024	By:	/s/ Markus Warmuth
Markus Warmuth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Warmuth	President, Chief Executive Officer and Director	March 14, 2024
Markus Warmuth, M.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Edmund Dunn	VP, Corporate Controller	March 14, 2024
Edmund Dunn, CPA	(Principal Accounting Officer)

/s/ Alexander Mayweg	Director	March 14, 2024
Alexander Mayweg

/s/ Ali Behbahani	Director	March 14, 2024
Ali Behbahani

/s/ Kimberly L. Blackwell	Director	March 14, 2024
Kimberly L. Blackwell

/s/ Andrew Schiff	Director	March 14, 2024
Andrew Schiff

/s/ Chandra P. Leo	Director	March 14, 2024
Chandra P. Leo

/s/ Christine Siu	Director	March 14, 2024
Christine Siu

/s/ Jan Skvarka	Director	March 14, 2024
Jan Skvarka

/s/ Anthony Manning	Director	March 14, 2024
Anthony Manning

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monte Rosa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monte Rosa Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 2024

We have served as the Company's auditor since 2021.

Monte Rosa Therapeutics, Inc.

Consolidated balance sheets

	December 31,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$128,101	$54,912
Marketable securities	104,312	207,914
Other receivables	505	7,656
Prepaid expenses and other current assets	3,294	4,444
Current restricted cash	—	960
Total current assets	236,212	275,886
Property and equipment, net	33,803	27,075
Operating lease right-of-use assets	28,808	34,832
Restricted cash, net of current	4,580	4,318
Other long-term assets	352	278
Total assets	$303,755	$342,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,152	$7,862
Accrued expenses and other current liabilities	14,600	14,580
Current deferred revenue	17,678	—
Current portion of operating lease liability	3,162	3,127
Total current liabilities	46,592	25,569
Deferred revenue, net of current	32,323	—
Defined benefit plan liability	2,713	1,533
Operating lease liability	42,877	43,874
Total liabilities	124,505	70,976
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 50,154,929 shares issued and 50,140,233 shares outstanding as of December 31, 2023; and 500,000,000 shares authorized, 49,445,802 shares issued and 49,323,531 shares outstanding as of December 31, 2022	5	5
Additional paid-in capital	547,857	503,696
Accumulated other comprehensive loss	(2,724)	(1,752)
Accumulated deficit	(365,888)	(230,536)
Total stockholders’ equity	179,250	271,413
Total liabilities and stockholders’ equity	$303,755	$342,389

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$111,272	$85,061
General and administrative	32,039	27,323
Total operating expenses	143,311	112,384
Loss from operations	(143,311)	(112,384)
Other income (expense):
Interest income	9,334	3,764
Foreign currency exchange gain (loss), net	(930)	10
Gain on disposal of fixed assets	24	109
Loss on sale of marketable securities	(131)	—
Total other income	8,297	3,883
Net loss before income taxes	(135,014)	(108,501)
Provision for income taxes	(338)	—
Net loss	$(135,352)	$(108,501)
Net loss per share attributable to common stockholders—basic and diluted	$(2.63)	$(2.30)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	51,396,961	47,227,370
Comprehensive loss:
Net loss	$(135,352)	$(108,501)
Other comprehensive income (loss):
Provision for pension benefit obligation	(1,369)	718
Unrealized gain (loss) on available-for-sale securities	397	(449)
Comprehensive loss	$(136,324)	$(108,232)

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements stockholders’ equity

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2022	46,535,966	$5	471,566	$(2,021)	$(122,035)	$347,515
Restricted common stock vesting	136,058	—	—	—	—	—
Exercise of common stock options	117,552	—	439	—	—	439
Stock-based compensation expense	—	—	11,664	—	—	11,664
Provision for pension benefit obligation	—	—	—	718	—	718
Issuance of common stock, net of issuance costs of $984	2,482,008	—	19,691	—	—	19,691
Unrealized loss on available-for-sale securities	—	—	—	(449)	—	(449)
Issuance of shares under employee stock purchase plan	51,947	—	336	—	—	336
Net Loss	—	—	—	—	(108,501)	(108,501)
Balance—December 31, 2022	49,323,531	$5	503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	145,455	—	—	—	—	—
Exercise of common stock options	561,905	—	2,030	—	—	2,030
Stock-based compensation expense	—	—	16,669	—	—	16,669
Provision for pension benefit obligation	—	—	—	(1,369)	—	(1,369)
Unrealized gain on available-for-sale securities	—	—	—	397	—	397
Issuance of shares under employee stock purchase plan	109,342	—	578	—	—	578
Issuance of pre-funded warrant, net of issuance costs of $116	—	—	24,884	—		24,884
Net Loss	—	—	—	—	(135,352)	(135,352)
Balance—December 31, 2023	50,140,233	$5	$547,857	$(2,724)	$(365,888)	$179,250

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(135,352)	$(108,501)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	16,669	11,664
Depreciation	6,222	3,745
Noncash lease expense	—	4,814
Net accretion of discounts/premiums on marketable securities	(3,914)	(1,945)
Loss on sale of marketable securities	131	—
Gain on disposal of property and equipment	(24)	(109)
Changes in operating assets and liabilities
Other receivables	1,897	(187)
Prepaid expenses and other current assets	1,077	(2,127)
Accounts payable	5,758	(744)
Accrued expenses and other current liabilities	3,557	1,031
Defined benefit plan liability	(188)	74
Right-of-use assets and operating lease liabilities	10,365	(181)
Deferred revenue	50,000	—
Net cash used in operating activities	$(43,802)	$(92,466)
Cash flows from investing activities:
Purchases of property and equipment	(19,041)	(12,911)
Proceeds from sale of property and equipment	62	109
Purchases of marketable securities	(103,151)	(384,417)
Proceeds from sale of marketable securities	45,631	—
Proceeds from maturities of marketable securities	165,300	178,000
Net cash provided by (used in) investing activities	$88,801	$(219,219)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriting discount of $620	—	20,055
Proceeds from issuance of pre-funded warrants	25,000	—
Proceeds from exercise of employee stock options	2,030	439
Proceeds from employee stock purchase plan	578	336
Payment of common stock issuance costs	—	(364)
Payment of pre-funded warrant issuance costs	(116)	—
Net cash provided by financing activities	$27,492	$20,466
Net decrease in cash, cash equivalents and restricted cash	$72,491	$(291,219)
Cash, cash equivalents and restricted cash—beginning of period	60,190	351,409
Cash, cash equivalents and restricted cash—end of period	$132,681	$60,190
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$128,101	$54,912
Restricted cash	4,580	5,278
Total cash, cash equivalents and restricted cash	$132,681	$60,190
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$5,253	$7,469
Purchases of property and equipment in accounts payable and accrued expenses	$237	$6,240

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

As of December 31, 2023, the Company had an accumulated deficit of $365.9 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $135.4 million and $108.5 million for the years ended December 31, 2023 and 2022, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $232.4 million as of December 31, 2023, will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company’s cash equivalents at December 31, 2023 and 2022 consist of bank demand deposits and money market fund investments.

The Company had restricted cash of $4.6 million as of December 31, 2023 and 2022, primarily related to security deposits on its leases for offices in Boston, Massachusetts and Basel, Switzerland.

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

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company has invested in cash and cash equivalents at December 31, 2023 and 2022, held in a financial institution that management believes is creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it in not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are described in Note 13. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the Fair Value of Financial Instruments section above.

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

Revenue recognition

On October 16, 2023, the Company entered into a Collaboration and License Agreement with Roche for the discovery, generation and research of compounds that may become product candidates. The Company’s arrangement with Roche includes promises related to licenses of intellectual property, research services and options to purchase additional goods and/or services. The Company recognizes revenue in accordance with ASC No. 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 applies to all contracts with customers, except for certain contracts that are within the scope of other guidance. Accordingly, the Company recognizes revenue when its customer obtains control of the promised goods and/or services in an amount that reflects the consideration it expects to receive in exchange for those goods and/or services. To determine the appropriate amount of revenue to be recognized, the Company performs the following steps: (i) Identify the contract(s) with the customer, (ii) Identify the promised goods and/or services in the contract and determine which promised goods and/or services represent performance obligations, (iii) Measure the transaction price, (iv) Allocate the transaction price to the performance obligations in the contract and (v) Recognize revenue when (or as) each performance obligation is satisfied.

Pursuant to the guidance in ASC 606, the Company accounts for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) The arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) Each party’s rights regarding the goods and/or services to be transferred can be identified, (iii) The payment terms for the goods and/or services to be transferred can be identified, (iv) The arrangement has commercial substance and (v) Collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods and/or services that will be transferred to the customer is probable.

The Company assesses the goods and/or services promised within a contract that contains multiple promises to evaluate which promises are distinct. Promises are considered to be distinct and therefore, accounted for as separate performance obligations, provided that: (i) The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) The promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. The Company determines that a customer can benefit from a good or service if it could be used, consumed, or sold for an amount that is greater than scrap value, or otherwise held in a way that generates economic benefits. Factors that are considered in determining whether or not two or more promises are not separately identifiable include, but are not limited to, the following: (i) The Company provides a significant service of integrating goods and/or services with other goods and/or services promised in the contract, (ii) One or more of the goods and/or services significantly modifies or customizes, or are significantly modified or customized by, one or more of the other goods and/or services promised in the contract and (iii) The goods and/or services are highly interdependent or highly interrelated. In assessing whether promised goods and/or services are distinct from the other promises, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the collaborative partner and the availability of the associated expertise in the marketplace. The Company also considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of a promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether a promise is separately identifiable from the remaining promises. Individual goods or services (or bundles of goods and/or services) that meet both criteria for being distinct are accounted for as separate performance obligations. Promises that are not distinct at contract inception are combined into a single performance obligation.

The Company considers a customer’s right to elect to obtain additional goods and/or services at such customer’s discretion to be an option if it is not presently obligated to provide the goods and/or services and it is not entitled to compensation in exchange for the associated goods and/or services. Options to acquire additional goods and/or services are evaluated to determine if the option provides a material right to the customer that it would not have received without entering into the contract. If so, the option is accounted for as a separate performance obligation. If not, the option is considered a marketing offer which would be accounted for as a separate contract upon the customer’s exercise. Situations in which a customer has an ability to acquire additional goods and/or services for free or at significantly discounted rates are considered to provide the customer with a material right. Options to purchase goods and/or services at prices that reflect the standalone selling prices of the associated goods and/or services are accounted for as marketing offers.

The Company’s arrangement with Roche provides for payments of the following: (i) Non-refundable, up-front fee, (ii) Research, development, regulatory and first sale milestones, (iii) Sales-based milestones, (iv) Royalties on net sales of licensed products and (v) Customer option fees for additional goods and/or services. Accordingly, the transaction price is comprised of a fixed fee due a specified number of days from contract execution and an estimate of variable consideration. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which it will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. With respect to research, development, regulatory and first sale milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. As part of the evaluation for research and development milestone payments, the Company considers several factors, including the stage of development of the targets included in the arrangement, the risk associated with the remaining research and development work required to achieve the particular milestone and whether or not the achievement of the specific milestone event is within the Company’s control. Milestone events that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval or the first sale of a commercialized product, are not considered to be probable of achievement until the triggering event occurs. With respect to royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any research, development, regulatory or sales-based milestone payments or royalty revenue resulting from its collaboration arrangement.

The Company updates its assessment of the estimated transaction price, including the constraint on variable consideration, at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur. Any adjustments to the transaction price are recorded on a cumulative catch-up basis, which affect revenue and net loss in the period of adjustment. Amounts to be received with respect to customer options are included in the transaction price upon exercise. And payments associated with milestone events that may only be achieved after the exercise of a customer option are excluded from the initial determination of the transaction price.

The Company generally allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis. However, certain components of variable consideration are allocated specifically to one or more particular performance obligations to the extent both of the following criteria are met: (i) The terms of the payment relate specifically to the efforts to satisfy the performance obligation or transfer the distinct good or service and (ii) Allocating the variable amount of consideration entirely to the performance obligation or the distinct good or service is consistent with the allocation objective of the standard whereby the amount allocated depicts the amount of consideration to which the entity expects to be entitled in exchange for transferring the promised goods or services. Option exercise fees are allocated to the goods and/or services underlying the associated option. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. The key assumptions utilized in determining the standalone selling price for each performance obligation include projected development timelines, estimated research costs, likelihood of exercise and probabilities of technical success.

Revenue is recognized based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good and/or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services are transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to promises related to licenses to intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which affect revenue and net loss in the period of adjustment. Amounts allocated to material rights are recognized as revenue the earlier of: (i) When or as the option is exercised and the underlying future goods and/or services are transferred or (ii) When the option expires.

Significant judgments and estimates made in accounting for contracts with customers include: identifying the performance obligations in the contract, measuring the amount of variable consideration to include in the transaction price, estimating the standalone selling prices of the individual performance obligations, assessing the nature of a combined performance obligation to determine whether control is transferred over time or at a point in time, selecting the appropriate method of measuring progress used to recognize revenue for performance obligations satisfied over time and updating measures of progress to reflect revisions in the outcome of performance obligations. Certain of these judgments and estimates are subject to change over the course of the arrangement, particularly with respect to estimating variable consideration and updating the measure of progress, which would impact the revenue recognized. Significant changes in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company receives payments from its licensee based on billing schedules established in the contract. Amounts received or due prior to the Company performing its obligations under the arrangement are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to the consideration is unconditional.

Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) includes adjustments to unrecognized pension benefit costs for Monte Rosa Therapeutics AG and changes in unrealized gains and losses from available-for-sale investments. The Company reported other comprehensive loss of $1.0 million for the year ended December 31, 2023 and other comprehensive income of $0.3 million for the year ended December 31, 2022.

Recently issued accounting pronouncements

The Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (JOBS Act).

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (i) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for the Company beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect for ASU 2020-06 to have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

Recently adopted accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of the standard was immaterial to the accompanying consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$122,791	$—	$—	$122,791
Pension plan assets	—	9,317	—	9,317
Corporate debt securities	—	79,816	—	79,816
U.S Treasury securities	—	24,496	—	24,496
Total assets measured at fair value	$122,791	$113,629	$—	$236,420

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$50,633	$—	$—	$50,633
Pension plan assets	—	5,320	—	5,320
Corporate debt securities	—	127,351	—	127,351
U.S Treasury securities	—	80,563	—	80,563
Total assets measured at fair value	$50,633	$213,234	$—	$263,867

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2023 or 2022.

4. Marketable securities

Marketable securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$79,870	$4	$(58)	79,816
U.S Treasury securities	24,495	11	(10)	24,496
Total	$104,365	$15	$(68)	$104,312

Marketable securities as of December 31, 2022 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$127,565	$27	$(241)	127,351
U.S Treasury securities	80,798	2	(237)	80,563
Total	$208,363	$29	$(478)	$207,914

As of December 31, 2023, the Company held 28 marketable securities, 20 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position was $72.9 million. As of December 31, 2022, the Company held 40 marketable securities, 31 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position was $164.9 million. There were no individual securities that were in a significant unrealized loss position as of December 31, 2023 or 2022. The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of December 31, 2023 and 2022, to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Laboratory equipment	$22,079	$17,766
Computer hardware and software	1,052	499
Furniture and fixtures	1,099	388
Leasehold improvements	20,893	2,660
Construction in process	924	12,013
Total property and equipment, at cost	$46,047	$33,326
Less: accumulated depreciation	(12,244)	(6,251)
Property and equipment, net	$33,803	$27,075

Depreciation expense for the years ended December 31, 2023 and 2022 was $6.2 million and $3.7 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2023	2022
Compensation and benefits	$7,593	$5,624
Accrued research and development	5,336	3,936
Other	1,671	5,020
Total other current liabilities	$14,600	$14,580

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use or ROU assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases as of December 31, 2023.

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

Pursuant to the terms of the Harrison Avenue Lease, the landlord reimbursed the Company for $13 million of tenant improvements. The Company reduced the related ROU asset by the amounts reimbursed by the landlord and capitalized the leasehold improvements as fixed assets on the consolidated balance sheet.

The components of lease expense for the year ended December 31, 2023, are as follows (in thousands):

	Year ended December 31,
	2023	2022
Operating lease expense	$7,141	$6,924
Variable lease expense	2,317	1,898
Total lease expense	$9,458	$8,822

The variable lease expenses generally include common area maintenance and property taxes. Of the total lease expense recorded in the consolidated statements of operations and comprehensive income (loss), $7.9 million and $7.8 million were recorded within research and development expenses and $1.6 million and $1.0 million were recorded in general and administrative expenses for the years ended December 31, 2023 and 2022, respectively. There were no short-term lease costs in the years ended December 31, 2023 and 2022.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)	8.6	9.7
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information relating to the Company's leases for the year ended December 31, 2023 are as follows (in thousands):

	Year ended December 31,
	2023	2022
Right-of-use assets obtained in exchange for operating lease obligations	$1,871	$48,488
Cash paid for amounts included in the measurement of lease liabilities	$2,995	$1,654

The amortization of the ROU assets for the year ended December 31, 2023 and 2022 was $2.5 million and $3.3 million, respectively.

Future undiscounted lease payments under non-cancelable leases as of December 31, 2023 for each of the years ending December 31st are as follows (in thousands):

Undiscounted lease payments
2024	$7,443
2025	7,743
2026	7,944
2027	7,655
2028	7,360
Thereafter	31,026
Total undiscounted minimum lease payments	69,171
Less: Imputed interest	(23,132)
Total operating lease liability	$46,039

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of December 31, 2023, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of December 31, 2023 and 2022, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Collaboration and license agreements

Roche Collaboration and License Agreement

Description

In October 2023, Monte Rose Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement with Roche. Pursuant to the agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration to include additional option targets, wherein a certain number of targets selected by Roche are subject to replacement rights owned by Roche. The Company will lead pre-clinical discovery and research activities with Roche leading late pre-clinical and clinical development activities.

Under the Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by the Company to develop and commercialize products directed to applicable targets. The license exclusivity is subject to the Company’s retained rights solely to fulfill its obligations under the arrangement.

The research collaboration activities governed by the Agreement will be overseen by a joint research committee.

Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for the applicable product. The parties have included termination provisions in the agreement, allowing termination of the Agreement in its entirety, on a country-by-country or a target-by-target basis.

Pricing

In November 2023, the Company received a $50.0 million non-refundable upfront payment for the initial set of targets. Pursuant to the terms of the agreement, the Company expects to be entitled to receive from Roche certain variable consideration including potential pre-clinical milestones up to $172 million, and potential clinical, commercial and sales milestones exceeding $2 billion. For the additional option targets, upon Roche’s exercise of their option, the Company is entitled to receive an upfront payment of up to $28 million and potential pre-clinical, clinical, commercial and sales milestones exceeding $1 billion. The Company is also eligible to receive tiered royalties ranging from high-single-digits to low-teens on any products that are commercialized by Roche as a result of the collaboration.

As of December 31, 2023 the Company is not entitled to any of the variable consideration because all of such payments are due subsequent to the exercise of Roche's options.

Accounting

This agreement represents a transaction with a customer and therefore is accounted for under ASC 606.

The Company determined that the development and commercialization licenses for each of the collaboration targets is neither capable of being distinct nor distinct within the context from the promised initial research services. In addition, the Company has determined that each target in the agreement is distinct from other targets because: (i) Roche can benefit from the license and research services for a given target on their own since the results related thereto can be evaluated discretely and (ii) the results of the research and development of each target does not affect either the Company’s ability to perform or Roche’s ability to assess the results for any other target. As such, the Company has identified certain performance obligations within the agreement as follows:

•
Performance obligations for the research and development of initial targets
•
Performance obligations for the research and development services related to Roche’s option to replace certain targets

The total transaction price of the Roche Agreement is allocated to the performance obligations based on their relative standalone selling price. The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:

•
Research and development of the initial targets: The Company recognizes the portion of the transaction price allocated to each of the research and development performance obligations as the research and development services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research and development target. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.
•
Option rights: The transaction price allocated to the options rights, which are considered material rights, is deferred until the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target. Upon Roche's exercise of an option right, the Company will recognize the portion of the transaction price allocated using the input method described above. Any payments made to exercise option rights will be added to the allocated value and recognized as the related services are performed.

The transaction price is determined to be $50.0 million upfront payment received in November 2023. As of December 31, 2023, the $50.0 million upfront payment is recorded as deferred revenue in the liabilities section of the consolidated balance sheets. No customer options had been exercised through December 31, 2023.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of December 31, 2023.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 50,154,929 shares were issued and 50,140,233 shares were outstanding at December 31, 2023.

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

The Company has issued restricted stock to founders, employees and consultants, and expense for this restricted stock is recognized on a straight-line basis (see Note 11). The restricted stock generally vests monthly over 4 years.

Pre-Funded Warrant

On October 30, 2023, the Company sold in a registered direct offering pursuant to a securities purchase agreement pre-funded warrants to purchase 10,000,400 shares of the Company’s common stock to an accredited investor at a purchase price of $2.4999 per pre-funded warrant resulting in proceeds to the Company of $24.9 million, net of offering costs of $0.1 million. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share, and may be exercised at any time until the pre-funded warrants are exercised in full.

The Company has assessed the Pre-Funded Warrant for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 2, “Summary of Significant Accounting Policies.” During this assessment, the Company determined the Pre-Funded Warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The Pre-Funded Warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the Pre-Funded Warrant is a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the Pre-Funded Warrant is classified as equity and is accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the Pre-Funded Warrant should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, (the “Sales Agreement”), with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the year ended December 31, 2022, the Company sold 2,482,008 shares of its common stock resulting in proceeds to the Company of $19.7 million, net of offering costs of $1.0 million. No shares were sold under the Sales Agreement for the year ended December 31, 2023.

11. Stock-based compensation

2020 Stock incentive plan

The Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock, and other stock awards, to employees, non-employee directors, and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145, which will be automatically increased on each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as determined by the Company’s compensation, nomination and corporate governance committee. As of December 31, 2023, 3,323,465 shares of common stock were available for issuance under 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP which will be automatically increased on each January 1st through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. As of December 31, 2023, 1,158,258 shares of common stock remained available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2022	7,436,339	$9.14	8.5	$12,440
Granted	3,388,425	7.36	—	—
Exercised	(561,905)	3.61	—	—
Forfeited	(867,929)	9.24	—	—
Outstanding—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Vested or expected to vest—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Exercisable—December 31, 2023	3,922,618	$8.93	7.3	$3,442

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant date fair value of options granted in during the years ended December 31, 2023 and 2022 was $5.40 and $8.44 per share, respectively.

Fair value of stock option awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The fair value of options granted were estimated using the following weighted-average assumptions:

	Year ended December 31,
	2023	2022
Expected term (years)	6.24	6.25
Expected volatility	82.72%	78.82%
Risk-free interest rate	3.95%	2.02%
Expected dividend yield	—%	—%

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

Restricted stock award activity

Unvested restricted stock awards, or RSAs, as of December 31, 2023 and 2022, were granted to employees under the 2020 Plan. Restricted stock awards generally vest over a four year period provided the individual remains in continuous service of the Company.

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock as of December 31, 2022	122,271	$1.04
Vested	(101,855)	$0.82
Forfeited	(5,720)	$2.00
Unvested restricted stock as of December 31, 2023	14,696	$2.19

The aggregate fair value of restricted stock that vested during the year ended December 31, 2023 and 2022 was $0.7 million and $1.5 million, respectively. The weighted average grant date fair value of restricted stock that vested during the year ended December 31, 2023 and 2022 was $0.82 and $0.78 per share, respectively.

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

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2022	91,000	$10.11
Granted	206,665	$7.55
Vested	(43,600)	$10.11
Forfeited	(17,546)	$8.41
Unvested as of December 31, 2023	236,519	$8.00

The aggregate fair value of restricted stock that vested during the year ended December 31, 2023 was $0.3 million. The weighted average grant date fair value of restricted stock that vested during the year was $10.11 per share. No RSUs vested during the year ended December 31, 2022.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$8,939	$5,582
General and administrative	7,730	6,082
Total stock-based compensation expense	$16,669	$11,664

As of December 31, 2023, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $33.8 million and $1.3 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.4 years and 1.3 years, respectively. Total unrecognized stock-based compensation cost related to unvested restricted stock awards is immaterial.

12. Income Taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying consolidated financial statements. Domestic and foreign components of net loss are as follows (in thousands):

	Year ended December 31,
	2023	2022
United States	$(19,543)	$(17,232)
Foreign	(115,471)	(91,269)
Net loss	$(135,014)	$(108,501)

The effective tax rate for the years ended December 31, 2023 and 2022 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.2%	6.2%
Research and development tax credits	(0.1)%	0.0%
Foreign rate differential	(6.8)%	(6.7)%
Other	(0.7)%	(0.7)%
Change in valuation allowance	(19.5)%	(19.8)%
Total	0.1%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Federal and state net operating loss carryforwards	$41,888	$26,136
Research and development tax credits	2,245	1,715
Capitalized research and development	3,679	1,151
Lease liability	12,403	13,173
Compensation related items	6,283	4,022
Other	147	149
Total deferred tax assets	$66,645	$46,346
Less: valuation allowance	(54,465)	(33,084)
Total net deferred tax assets	$12,180	$13,262
Deferred tax liabilities
Right-of-use asset	(7,573)	(11,766)
Defined benefit plan adjustment	(332)	(375)
Prepaid insurance	—	(252)
Depreciation	(4,275)	(869)
Total deferred tax liabilities	(12,180)	(13,262)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2023 and 2022. The Company increased its valuation allowance by $21.4 million for the year ended December 31, 2023 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2023, the Company had federal net operating loss carryforwards, or NOLs, of $0.5 million and federal tax credits of $1.0 million available to offset tax liabilities. The Company’s federal NOLs have an indefinite life and federal tax credit carryforwards begin to expire in 2040. The Company also had gross foreign

NOLs of $288.0 million that begin to expire in 2026. The Company also had gross state tax credits of $0.5 million which are available to offset state tax liabilities and begin to expire in 2034. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company has not completed an analysis to determine if the NOLs and tax credits are limited due to a change in ownership. Should there be ownership changes that occurred, the Company’s ability to utilize existing carryforwards could be substantially restricted.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022
Unrecognized tax benefits, beginning of year	$2,235	$—
Additions for tax positions of prior years	2,369	2,235
Reductions for tax provisions of prior years	(129)	—
Unrecognized tax benefits, end of year	$4,475	$2,235

The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. Federal, state, and foreign income tax expense. For the years ended December 31, 2023 and 2022, the unrecognized tax benefits generated was related to a reserve for the Federal and State Research and Development Credit. The Company had approximately $4.5 million and $2.2 million of unrecognized tax benefit as of December 31, 2023 and 2022, respectively.

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

13. Employee retirement plans

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

The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the consolidated balance sheets (in thousands):

	Year ended December 31,
	2023	2022
Change in benefit obligation:
Benefit obligation—beginning of period	$6,851	$5,975
Service cost employer	774	549
Contributions paid by employees	657	299
Interest cost	198	19
Contributions paid by plan participants	2,752	1,302
Benefits paid	(594)	(452)
Plan Amendment	(1,463)	(67)
Actuarial (gain) loss	2,854	(774)
Benefit obligation—end of period	$12,029	$6,851
Change in plan assets:
Fair value of plan assets—beginning of period	$5,318	$3,799
Actual return on plan assets	(96)	(240)
Contributions paid by employer	1,279	610
Contributions paid by employees	657	299
Contributions paid by plan participants	2,752	1,302
Benefits paid	(594)	(452)
Fair value of plan assets—end of period	$9,316	$5,318
Defined benefit plan liability	$2,713	$1,533

The net pension costs was as follows (in thousands):

	Year ended December 31,
	2023	2022
Service cost	$774	$549
Interest cost	198	19
Net pension cost	$972	$568

The provision for pension benefit obligation recognized in other comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2023	2022
Actuarial gain (loss) arising from experience adjustments	$(1,614)	$774
Actuarial gain (loss) arising from changes in financial assumptions	(1,240)	—
Defined benefit cost for the year recognized in other comprehensive loss	$(2,854)	$774

The assumptions used to measure the projected benefit obligation and net pension costs were as follows:

	Year ended December 31,
	2023	2022
Inflation rate	1.25%	1.25%
Discount rate	1.50%	2.30%
Interest rate on savings accounts	1.00%	1.00%
Expected rate of return on assets	1.50%	2.30%
Salary increase	1.25%	1.25%
Social Security increase	1.25%	1.25%
Pension increase	0.00%	0.00%
Retirement age	100% Male 65 Female 64	100% Male 65 Female 64
Mortality and disability rates	BVG 2020 Table	BVG 2020 Table

Estimated benefit payments, which reflect future expected service, are expected to be paid as follows (in thousands):

December 31,
2024	$1,052
2025	$1,075
2026	$1,092
2027	$1,106
2028	$1,122
2029-2033	$6,300

Defined contribution plan

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. The Company recorded $0.6 million and $0.5 million matching 401(k) contribution related expense during the years ended December 31, 2023 and 2022, respectively.

14. Net loss per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Year ended December 31,
	2023	2022
Net loss	$(135,352)	$(108,501)
Net loss per share attributable to common stockholders—basic and diluted	$(2.63)	$(2.30)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	51,396,961	47,227,370

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,	December 31,
	2023	2022
Stock options to purchase common stock	9,394,930	7,436,339
Restricted common stock	14,696	122,271
Restricted stock units	236,519	91,000