Form 10-Q
period 2024-03-31
Monte Rosa Therapeutics, Inc.
filed 2024-05-09
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 the registrant had 50,512,019 shares of common stock, $0.0001 per share, outstanding.

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

i

•
the effect of global economic uncertainty and financial market volatility caused by economic effects of rising inflation and interest rates, global health crises, geopolitical events, elections, changes in international trade relationships and military conflicts on any of the foregoing or other aspects of our business or operations; and
•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 14, 2024.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	March 31,	December 31,
(unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$99,752	$128,101
Marketable securities	93,140	104,312
Other receivables	601	505
Prepaid expenses and other current assets	5,543	3,294
Total current assets	199,036	236,212
Property and equipment, net	34,036	33,803
Operating lease right-of-use assets	28,422	28,808
Restricted cash	4,863	4,580
Other long-term assets	389	352
Total assets	$266,746	$303,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,828	$11,152
Accrued expenses and other current liabilities	10,713	14,600
Current deferred revenue	20,407	17,678
Current portion of operating lease liability	3,345	3,162
Total current liabilities	41,293	46,592
Deferred revenue, net of current	28,529	32,323
Defined benefit plan liability	2,568	2,713
Operating lease liability	41,837	42,877
Total liabilities	114,227	124,505
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 50,210,309 shares issued and 50,200,304 shares outstanding as of March 31, 2024; and 50,154,929 shares issued and 50,140,233 shares outstanding as of December 31, 2023	5	5
Additional paid-in capital	553,063	547,857
Accumulated other comprehensive loss	(2,693)	(2,724)
Accumulated deficit	(397,856)	(365,888)
Total stockholders’ equity	152,519	179,250
Total liabilities and stockholders’ equity	$266,746	$303,755

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended March 31,
(unaudited)	2024	2023
Collaboration revenue	$1,064	$—
Operating expenses:
Research and development	27,026	26,755
General and administrative	8,985	7,504
Total operating expenses	36,011	34,259
Loss from operations	(34,947)	(34,259)
Other income (expense):
Interest income	2,442	2,437
Foreign currency exchange gain (loss), net	620	(85)
Loss on sale of marketable securities	—	(131)
Total other income	3,062	2,221
Net loss before income taxes	(31,885)	(32,038)
Provision for income taxes	(83)	—
Net loss	$(31,968)	$(32,038)
Net loss per share—basic and diluted	$(0.53)	$(0.65)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	60,156,187	49,347,473
Comprehensive loss:
Net loss	$(31,968)	$(32,038)
Other comprehensive income (loss):
Provision for pension benefit obligation	35	14
Unrealized gain (loss) on available-for-sale securities	(4)	345
Comprehensive loss	$(31,937)	$(31,679)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2023	49,323,531	$5	503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	507,688	$(1,393)	$(262,574)	$243,726

Balance—January 1, 2024	50,140,233	$5	547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	4,691	—	—	—	—	—
Exercise of common stock options	45,108	—	246	—	—	246
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,873	—	—	4,873
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Issuance of common stock	10,272	—	87	—	—	87
Net Loss	—	—	—	—	(31,968)	(31,968)
Balance—March 31, 2024	50,200,304	$5	553,063	$(2,693)	$(397,856)	$152,519

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Three months ended March 31,
(unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(31,968)	$(32,038)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	4,873	3,974
Depreciation	1,897	1,151
Net accretion of discounts/premiums on marketable securities	(69)	(1,266)
Loss on sale of marketable securities	—	131
Changes in operating assets and liabilities
Other receivables	(10)	2,053
Prepaid expenses and other current assets	(2,287)	(1,320)
Accounts payable	(5,070)	306
Accrued expenses and other current liabilities	(3,886)	(3,285)
Defined benefit plan liability	(110)	(7)
Right-of-use assets and operating lease liabilities	(471)	6,895
Deferred revenue	(1,064)	—
Net cash used in operating activities	$(38,165)	$(23,406)
Cash flows from investing activities:
Purchases of property and equipment	(1,384)	(9,181)
Purchases of marketable securities	(56,068)	(67,824)
Proceeds from sale of marketable securities	—	45,631
Proceeds from maturities of marketable securities	67,305	51,700
Net cash provided by (used in) investing activities	$9,853	$20,326
Cash flows from financing activities:
Proceeds from exercise of employee stock options	246	18
Net cash provided by financing activities	$246	$18
Net decrease in cash, cash equivalents and restricted cash	$(28,066)	$(3,062)
Cash, cash equivalents and restricted cash—beginning of period	132,681	60,190
Cash, cash equivalents and restricted cash—end of period	$104,615	$57,128
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$99,752	$51,847
Restricted cash	4,863	5,281
Total cash, cash equivalents and restricted cash	$104,615	$57,128
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$—	$3,433
Purchases of property and equipment in accounts payable and accrued expenses	$983	$4,402

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

Liquidity considerations

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of common stock, registered direct offerings, and through a collaboration with Roche.

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

As of March 31, 2024, the Company had an accumulated deficit of $397.9 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $32.0 million and $32.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $192.9 million as of March 31, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the fourth quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The impact of the adoption of this standard will be immaterial to the accompanying condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The impact of the adoption of this standard will be immaterial to the accompanying condensed consolidated financial statements.

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$99,211	$—	$—	$99,211
Pension plan assets	—	8,814	—	8,814
Corporate debt securities	—	36,406	—	36,406
U.S Treasury securities	—	56,734	—	56,734
Total assets measured at fair value	$99,211	$101,954	$—	$201,165

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$122,791	$—	$—	$122,791
Pension plan assets	—	9,317	—	9,317
Corporate debt securities	—	79,816	—	79,816
U.S Treasury securities	—	24,496	—	24,496
Total assets measured at fair value	$122,791	$113,629	$—	$236,420

Money market funds are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds are based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured members held within the Columna Collective Foundation Group investment fund and are classified within Level 2 of the fair value hierarchy.

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024 and 2023.

4. Marketable Securities

Marketable securities as of March 31, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$36,432	$2	$(28)	36,406
U.S Treasury securities	56,765	—	(31)	56,734
Total	$93,197	$2	$(59)	$93,140

Market securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$79,870	$4	$(58)	79,816
U.S Treasury securities	24,495	11	(10)	24,496
Total	$104,365	$15	$(68)	$104,312

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of March 31, 2024 to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$24,268	$22,079
Computer hardware and software	1,052	1,052
Furniture and fixtures	1,099	1,099
Leasehold improvements	20,833	20,893
Construction in process	925	924
Total property and equipment, at cost	$48,177	$46,047
Less: accumulated depreciation	(14,141)	(12,244)
Property and equipment, net	$34,036	$33,803

Depreciation expense for the three months ended March 31, 2024 and 2023 was $1.9 million and $1.2 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation and benefits	$3,539	$7,593
Accrued research and development	5,014	5,336
Other	2,160	1,671
Total other current liabilities	$10,713	$14,600

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of March 31, 2024.

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

Klybeckstrasse Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space with Wincasa AG, or the landlord, that occupies approximately 21,422 square feet located at Klybeckstrasse 191, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Landlord amended the Klybeckstrasse Lease which increased the office and lab space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. The amendment was accounted for as a lease modification and resulted in an increases to the related ROU asset and operating lease liability of $1.8 million.

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

The components of lease expense for the three months ended March 31, 2024 are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease expense	$1,651	$2,142
Variable lease expense	879	531
Total lease expense	$2,530	$2,673

The variable lease expenses generally include common area maintenance and property taxes. For the three months ended March 31, 2024, $2.1 million lease expense was recorded within research and development and $0.4 million lease expense was recorded within general and administrative in the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2023, $2.2 million lease expense was recorded within research and development and $0.4 million was recorded within general and administrative expense. Short-term lease costs for the three months ended March 31, 2024 and 2023 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	8.4	8.6
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2024 are as follows (in thousands):

	Three months ended March 31,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$108	$-
Cash paid for amounts included in the measurement of lease liabilities	$759	$955

The amortization of the ROU assets for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.8 million, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2024 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2024	$5,626
2025	7,686
2026	7,882
2027	7,639
2028	7,360
Thereafter	31,026
Total undiscounted minimum lease payments	67,219
Less: Imputed interest	(22,037)
Total operating lease liability	$45,182

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of March 31, 2024, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

As of March 31, 2024 the Company is not entitled to any of the variable consideration because all of such payments are due subsequent to the exercise of Roche's options.

Accounting

This agreement represents a transaction with a customer and therefore is accounted for under ASC 606 Revenue From Contracts With Customers.

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

•
Performance obligations for the research and development of initial targets
•
Performance obligations for the research and development services related to Roche’s option to replace certain targets

The total transaction price of the Roche Agreement is allocated to the performance obligations based on their relative standalone selling price. The Company developed the standalone selling price for the performance obligations included in the Roche Agreement by determining the total estimated costs to fulfill each performance obligation identified with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:

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

The transaction price is determined to be $50.0 million upfront payment received in November 2023. As of March 31, 2024, $1.1 million has be recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $48.9 million of the upfront payment is recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheets. No customer options had been exercised through March 31, 2024.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of March 31, 2024.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 50,210,309 shares were issued and 50,200,304 shares were outstanding as of March 31, 2024.

On October 30, 2023, the Company sold in a registered direct offering pursuant to a securities purchase agreement pre-funded warrants to purchase 10,000,400 shares of the Company’s common stock to an accredited investor at a purchase price of $2.4999 per pre-funded warrant for aggregate gross proceeds of $25.0 million, before paying estimated offering expenses. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. No pre-funded warrants have been exercised as of March 31, 2024.

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

As of March 31, 2024, and December 31, 2023, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	March 31, 2024	December 31, 2023
Options to purchase common stock	11,710,090	9,394,930
Unvested restricted common stock awards	10,005	14,696
Unvested restricted common stock units	236,519	236,519
	11,956,614	9,646,145

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 10,272 shares of common stock under the Sales Agreement for aggregate gross proceeds of $0.1 million. The proceeds from the ATM offering were receivable as of March 31, 2024 and the transaction was settled on April 1, 2024. During the three months ended March 31, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

11. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2024 the number of shares available under the 2021 Plan automatically increased by 2,507,011 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2024, 3,437,203 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2024 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of March 31, 2024, 1,158,258 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Granted	2,544,740	5.68	—	—
Exercised	(45,108)	5.45	—	—
Forfeited	(184,472)	7.78	—	—
Outstanding—March 31, 2024	11,710,090	$8.13	8.0	$12,125
Vested or expected to vest—March 31, 2024	11,710,090	$8.13	8.0	$12,125
Exercisable—March 31, 2024	4,986,183	$8.81	6.9	$6,596

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

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock awards as of December 31, 2023	14,696	$2.19
Vested	(4,691)	$2.19
Unvested restricted stock awards as of March 31, 2024	10,005	$2.19

The aggregate fair value of restricted stock awards that vested during the three months ended March 31, 2024 was immaterial and $0.2 million for the three months ended March 31, 2023. The weighted average grant date fair value of restricted stock awards that vested during the three months ended March 31, 2024 and 2023 was $2.19 and $0.77, respectively.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest over two years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant. As of March 31, 2024, there were 236,519 unvested restricted stock units with a weighted average grant date fair value of $8.00. No restricted stock units were granted, vested, or forfeited during the three months ended March 31, 2024.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$2,677	$2,145
General and administrative	2,196	1,829
Total stock-based compensation expense	$4,873	$3,974

As of March 31, 2024 total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $34.4 million and $1.0 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.7 years and 1.0 years, respectively. Unrecognized stock based compensation expense related to restricted stock awards was immaterial as of March 31, 2024.

12. Income taxes

During the three months ended March 31, 2024, the Company recorded an income tax provision of $0.1 million. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses. The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2023.

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

13. Net loss per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2024	2023
Net loss	$(31,968)	$(32,038)
Net loss per share attributable to common stockholders—basic and diluted	$(0.53)	$(0.65)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	60,156,187	49,347,473

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	March 31	March 31
	2024	2023
Stock options to purchase common stock	11,710,090	10,096,033
Restricted common stock	10,005	89,079
Restricted stock units	236,519	91,000

14. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the AXA Leben AG for the provision of pension benefits in a defined benefit plan. All benefits are organized in a semi-autonomous collective foundation within the framework of the contract with AXA. Insurance benefits due are paid directly to the entitled persons by AXA in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation. The Company recorded $0.3 million and $0.2 million in defined benefit related expense during the three months ended March 31, 2024 and 2023, respectively.

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. In January 2024, the Company adopted a defined contribution supplemental pension plan for eligible Swiss based employees defined by Swiss Law Art.1e BVV 2, or the 1e Plan. Employees earning above a defined threshold are eligible and automatically enrolled in the 1e Plan and required contributions are determined by age and salary under Swiss Law. The Company and the employee share the costs of the 1e Plan. The Company recorded $0.4 million in defined contribution expenses during the three months ended March 31, 2024 and $0.3 million matching 401(k) contribution related expense during the three months ended March 31, 2023.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A, Risk Factors” in our 2023 Annual Report and under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation platform, called QuEENTM to enable our unique, target-centric, MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines. On May 9, 2024, we announced a new discovery program for CCNE1 (Cyclin E1)-directed MGDs for the treatment of CCNE1-amplified tumors. CCNE1, a key component of the cell cycle and a known driver of many cancers, is generally considered an undruggable target by conventional modalities.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc was incorporated in Delaware in November 2019. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $524.9 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $135.4 million and $108.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $32.0 million and $32.0 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $397.9 million and $197.8 million in cash, cash equivalents, restricted cash and marketable securities.

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

Components of operating results

Collaboration Revenue

Collaboration revenue represents amounts earned from our Collaboration and License Agreement with Roche.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, and VAV1. With the exception of costs incurred for research and development on behalf of third parties, we have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

General and administrative expenses

Our general and administrative expenses consist primarily of personnel costs and other expenses for outside professional services, including legal fees relating to patent and corporate matters, professional fees for accounting, auditing, tax and administrative consulting services, insurance costs and other operating costs. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, and the potential commercialization of our product candidates and development of commercial infrastructure. We also anticipate our general and administrative costs will increase and with respect to the hiring of additional personnel, fees to outside consultants, lawyers and accountants, and costs associated with being a public company, such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC reporting requirements, insurance and investor relations costs.

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds and marketable securities; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; and (iii) realized losses on the sale of marketable securities.

Results of operations for the three months ended March 31, 2024 and 2023

The following sets forth our results of operations:

	Three months ended March 31,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$1,064	$—	$1,064
Operating expenses:
Research and development	$27,026	$26,755	$271
General and administrative	8,985	7,504	1,481
Total operating expenses	36,011	34,259	1,752
Loss from operations	(34,947)	(34,259)	(688)
Other expense	3,062	2,221	841
Net loss before income taxes	(31,885)	(32,038)	153
Provision for income taxes	(83)	—	(83)
Net loss	$(31,968)	$(32,038)	$70

Collaboration revenue

Collaboration revenue of $1.1 million for the three months ended March 31, 2024 represents revenue recorded under the Roche License and Collaboration Agreement. As of March 31, 2024, $20.4 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Three months ended March 31,
(in thousands)	2024	2023	Dollar change
External research and development services	$10,408	$10,754	$(346)
Personnel costs	9,809	9,511	298
Laboratory and related expenses	1,705	2,106	(401)
Facility costs and other expenses	5,104	4,384	720
Research and development expenses	$27,026	$26,755	$271

As of March 31, 2024, we had 104 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of March 31, 2023, we had 109 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the preparation of MRT-6160 to enter the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine. Research and development expenses for the three months ended March 31, 2024 and 2023 included non-cash stock-based compensation expense of $2.7 million and $2.1 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended March 31,
(in thousands)	2024	2023	Dollar change
Personnel costs	$5,415	$4,615	$800
Professional services	1,922	1,041	881
Facility costs and other expenses	1,648	1,848	(200)
General and administrative expenses	$8,985	$7,504	$1,481

As of March 31, 2024 and 2023 we had 26 and 24 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. Personnel and professional service costs increased in the year ended March 31, 2024 as compared to March 31, 2023 as a result of increased headcount, stock-based compensation expense, and fees paid to consultants in order to support our growth and operations. General and administrative expenses for the three months ended March 31, 2024 and 2023 included non-cash stock-based compensation expense of $2.2 million and $1.8 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended March 31,
(in thousands)	2024	2023
Interest income, net	$2,442	$2,437
Foreign currency exchange gain (loss), net	620	(85)
Loss on sale of marketable securities	—	(131)
Other income	$3,062	$2,221

The increase in interest and other income for the three months ended March 31, 2024, is due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss Franc.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock and through our collaboration with Roche. As of March 31, 2024, we had $197.8 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of March 31, 2024, we had an accumulated deficit of $397.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(38,165)	$(23,406)
Investing activities	9,853	20,326
Financing activities	246	18
Net decrease in cash, cash equivalents and restricted cash	$(28,066)	$(3,062)

Operating activities

Net cash used in operating activities of $38.2 million during the three months ended March 31, 2024, was attributable to our net loss of $32.0 million and decreases in our working capital of $12.9 million, partially off-set by non-cash charges of $6.7 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $23.4 million during the three months ended March 31, 2023, was attributable to our net loss of $32.0 million off-set by an increase in our working capital of $4.6 million and non-cash charges of $4.0 million principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash provided by investing activities of $9.9 million during the three months ended March 31, 2024 was primarily attributable to proceeds from the maturity of marketable securities of $67.3 million, offset by purchases of marketable securities of $56.1 million and purchases of property and equipment of $1.4 million.

Cash provided by investing activities of $20.3 million during the three months ended March 31, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $51.7 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $67.8 million and purchases of property and equipment of $9.2 million.

Financing activities

Net cash provided by financing activities for three months ended March 31, 2024 and 2023, consisted of proceeds from the exercise of employee stock options.

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

Revenue Recognition

To date, our revenues have primarily consisted of consideration related to the Roche License and Collaboration Agreement, which we are accounting for under ASC 606. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as we satisfy each performance obligation.

As part of the accounting for arrangements under ASC 606, we must use significant judgment to determine the performance obligations based on the determination under step (ii) above. We also use judgment to determine whether milestones or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price as described below. We recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price of each performance obligation requires significant judgment and is discussed in further detail in Note 9.

We utilize judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the arrangement, which are subject to review by the joint research committee, or JRC. Such a change could have a material impact on the amount of revenue we record in future periods. We concluded that the transfer of control to the customer for the performance obligation occurs over the time period that the research and development services are provided by us. We recognize revenue for the performance obligation as those services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The percentage of completion method is, in management’s judgment, the best measure of progress towards satisfying the performance condition.

At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. For milestone payments due upon events that are not within our control, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

We reevaluate the transaction price and our total estimated costs expected to be incurred at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that we are responsible for, are resolved or other changes in circumstances occur. If necessary, we will adjust our estimate of the transaction price or our estimates of the total costs expected to be incurred. To date, we have not had any significant changes in our estimates.

Other than the Company's revenue recognition policy described above, there have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our 2023 Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our and consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended March 31, 2024, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 14, 2024.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2023 Annual Report, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2023 Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2023 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2023 Annual Report.

Risks related to our financial position and capital needs

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $524.9 million of gross proceeds from such transactions. As of March 31, 2024, our cash, cash equivalents, restricted cash and marketable securities were $197.8 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $397.9 million as of March 31, 2024. For the years ended December 31, 2023 and 2022, we reported net losses of $135.4 million and $108.5 million, respectively. For the three months ended March 31, 2024 and 2023, we reported a net loss of $32.0 million and $32.0 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Amended and Restated Bylaws

On May 6, 2024, our Board approved and adopted the Company’s Second Amended and Restated Bylaws, or Bylaws, which became effective immediately. The Bylaws supersede and replace in their entirety the Company’s Amended and Restated Bylaws in effect immediately prior to effectiveness of the Bylaws.

The Bylaws, among other things:

•
clarify and update the procedural mechanics for meetings of stockholders and specify the powers of the Board and the chair of a stockholder meeting to regulate conduct at a meeting;
•
make certain updates to the procedures and disclosure requirements in the advance notice Bylaw provisions for director nominations made and business proposals submitted by stockholders;
•
reflect recent amendments and updates to the Delaware General Corporation Law; and
•
incorporate certain other administrative, technical, clarifying and conforming changes.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

3.3*	Second Amended and Restated By-laws of the Registrant, as currently in effect
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

Monte Rosa Therapeutics, Inc.

Date: May 9, 2024	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)