Form 10-Q
period 2024-06-30
Monte Rosa Therapeutics, Inc.
filed 2024-08-08
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 61,372,824 shares of common stock, $0.0001 per share, outstanding.

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
•
our plans to submit Investigational New Drug, or IND applications to the U.S. Food and Drug Administration, or the FDA for current and future product candidates;
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
•
our expected use of proceeds from sales of our common stock in "at-the-market" offerings and other offerings, and the period over which such proceeds, together with existing cash, will be sufficient to meet our operating needs;
•
our ability to obtain funding for our operations necessary to complete further development and commercialization of our product candidates;
•
our financial performance;
•
developments in laws and regulations in the United States, or the U.S., and foreign countries;
•
the success of competing therapies that are or may become available;

i

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	June 30,	December 31,
(unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$108,847	$128,101
Marketable securities	153,358	104,312
Accounts receivable	9,000	—
Other receivables	842	505
Prepaid expenses and other current assets	5,849	3,294
Total current assets	277,896	236,212
Property and equipment, net	33,250	33,803
Operating lease right-of-use assets	27,893	28,808
Restricted cash	4,866	4,580
Other long-term assets	209	352
Total assets	$344,114	$303,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,473	$11,152
Accrued expenses and other current liabilities	12,759	14,600
Current deferred revenue	19,645	17,678
Current portion of operating lease liability	3,471	3,162
Total current liabilities	42,348	46,592
Deferred revenue, net of current	33,596	32,323
Defined benefit plan liability	2,614	2,713
Operating lease liability	40,885	42,877
Total liabilities	119,443	124,505
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,333,597 shares issued and 61,328,282 shares outstanding as of June 30, 2024; and 50,154,929 shares issued and 50,140,233 shares outstanding as of December 31, 2023	6	5
Additional paid-in capital	655,501	547,857
Accumulated other comprehensive loss	(2,670)	(2,724)
Accumulated deficit	(428,166)	(365,888)
Total stockholders’ equity	224,671	179,250
Total liabilities and stockholders’ equity	$344,114	$303,755

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
(unaudited)	2024	2023	2024	2023
Collaboration revenue	$4,695	$—	$5,759	$—
Operating expenses:
Research and development	28,055	29,076	55,081	55,831
General and administrative	9,282	8,145	18,267	15,649
Total operating expenses	37,337	37,221	73,348	71,480
Loss from operations	(32,642)	(37,221)	(67,589)	(71,480)
Other income (expense):
Interest income	2,637	2,302	5,079	4,739
Foreign currency exchange gain (loss), net	(53)	(93)	567	(178)
Gain on disposal of fixed assets	—	24	—	24
Loss on sale of marketable securities	—	—	—	(131)
Total other income	2,584	2,233	5,646	4,454
Net loss before income taxes	(30,058)	(34,988)	(61,943)	(67,026)
Provision for income taxes	(252)	(190)	(335)	(190)
Net loss	$(30,310)	$(35,178)	$(62,278)	$(67,216)
Net loss per share—basic and diluted	$(0.43)	$(0.71)	$(0.95)	$(1.36)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	71,233,992	49,431,922	65,695,095	49,389,931
Comprehensive loss:
Net loss	$(30,310)	$(35,178)	$(62,278)	$(67,216)
Other comprehensive income (loss):
Provision for pension benefit obligation	35	14	70	28
Unrealized gain (loss) on available-for-sale securities	(12)	(261)	(16)	84
Comprehensive loss	$(30,287)	$(35,425)	$(62,224)	$(67,104)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2023	49,323,531	$5	$503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	$507,688	$(1,393)	$(262,574)	$243,726
Restricted common stock vesting	32,185	—	—	—	—	—
Exercise of common stock options	147,333	—	897	—	—	897
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,153	—	—	4,153
Unrealized loss on available-for-sale securities	—	—	—	(261)	—	(261)
Issuance of shares under employee stock purchase plan	51,977	—	303	—	—	303
Net Loss	—	—	—	—	(35,178)	(35,178)
Balance—June 30, 2023	49,592,479	$5	$513,041	$(1,640)	$(297,752)	$213,654

Balance—January 1, 2024	50,140,233	$5	$547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	4,691	—	—	—	—	—
Exercise of common stock options	45,108	—	246	—	—	246
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,873	—	—	4,873
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Issuance of common stock pursuant to the at-the-market sales agreement	10,272	—	87	—	—	87
Net Loss	—	—	—	—	(31,968)	(31,968)
Balance—March 31, 2024	50,200,304	$5	$553,063	$(2,693)	$(397,856)	$152,519
Restricted common stock vesting	85,249	—	—	—	—	—
Exercise of common stock options	190,160	—	422	—	—	422
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,502	—	—	4,502
Unrealized loss on available-for-sale securities	—	—	—	(12)	—	(12)
Issuance of shares under employee stock purchase plan	93,859	—	298	—	—	298
Issuance of common stock pursuant to the at-the-market sales agreement, net of issuance costs of $89	120,234	—	797	—	—	797
Issuance of common stock pursuant to the Underwritten Public Offering, net of issuance cost of $3,290	10,638,476	1	46,709	—	—	46,710
Issuance of pre-funded warrant, net of issuance costs of $290	—	—	49,710	—	—	49,710
Net Loss	—	—	—	—	(30,310)	(30,310)
Balance—June 30, 2024	61,328,282	$6	$655,501	$(2,670)	$(428,166)	$224,671

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Six months ended June 30,
(unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(62,278)	$(67,216)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	9,375	8,127
Depreciation	3,957	2,542
Net accretion of discounts/premiums on marketable securities	(1,163)	(2,680)
Loss on sale of marketable securities	—	131
Gain on disposal of property and equipment	—	(24)
Changes in operating assets and liabilities
Accounts receivable	(9,000)	—
Other receivables	(337)	1,858
Prepaid expenses and other current assets	(2,412)	547
Accounts payable	(4,676)	(696)
Accrued expenses and other current liabilities	(1,842)	(520)
Defined benefit plan liability	(29)	—
Right-of-use assets and operating lease liabilities	(768)	9,201
Deferred revenue	3,241	—
Net cash used in operating activities	$(65,932)	$(48,730)
Cash flows from investing activities:
Purchases of property and equipment	(3,406)	(15,693)
Proceeds from the sale of property and equipment	—	62
Purchases of marketable securities	(130,027)	(67,824)
Proceeds from sale of marketable securities	—	45,631
Proceeds from maturities of marketable securities	82,128	76,700
Net cash provided by (used in) investing activities	$(51,305)	$38,876
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount of $29	944	—
Proceeds from underwritten public offering cost, net of underwriter's discount of $3,000	47,001	—
Proceeds from the issuance of pre-funded warrants	50,000	—
Payment of common stock and pre-funded warrant issuance costs	(641)	—
Proceeds from exercise of employee stock options	667	915
Proceeds from employee stock purchase plan	298	303
Net cash provided by financing activities	$98,269	$1,218
Net decrease in cash, cash equivalents and restricted cash	$(18,968)	$(8,636)
Cash, cash equivalents and restricted cash—beginning of period	132,681	60,190
Cash, cash equivalents and restricted cash—end of period	$113,713	$51,554
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$108,847	$47,027
Restricted cash	4,866	4,527
Total cash, cash equivalents and restricted cash	$113,713	$51,554
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$—	$4,644
Purchases of property and equipment in accounts payable and accrued expenses	$235	$1,438

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

As of June 30, 2024, the Company had an accumulated deficit of $428.2 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $62.3 million and $67.2 million for the six months ended June 30, 2024 and 2023, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $262.2 million as of June 30, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the second quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$108,209	$—	$—	$108,209
Pension plan assets	—	8,977	—	8,977
Corporate debt securities	—	73,618	—	73,618
U.S Treasury securities	—	79,740	—	79,740
Total assets measured at fair value	$108,209	$162,335	$—	$270,544

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$122,791	$—	$—	$122,791
Pension plan assets	—	9,317	—	9,317
Corporate debt securities	—	79,816	—	79,816
U.S Treasury securities	—	24,496	—	24,496
Total assets measured at fair value	$122,791	$113,629	$—	$236,420

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2024 and 2023.

4. Marketable Securities

Marketable securities as of June 30, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$73,655	$6	$(43)	73,618
U.S Treasury securities	79,771	1	(32)	79,740
Total	$153,426	$7	$(75)	$153,358

Market securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$79,870	$4	$(58)	79,816
U.S Treasury securities	24,495	11	(10)	24,496
Total	$104,365	$15	$(68)	$104,312

The Company evaluates securities for other-than-temporary impairments based on quantitative and qualitative factors, and considers the decline in market value as of June 30, 2024 to be primarily attributable to the then current economic and market conditions. The Company neither intends to sell these investments nor concludes that it is more-likely-than-not that the Company will have to sell them before recovery of their carrying values. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$24,581	$22,079
Computer hardware and software	1,192	1,052
Furniture and fixtures	1,099	1,099
Leasehold improvements	22,216	20,893
Construction in process	362	924
Total property and equipment, at cost	$49,450	$46,047
Less: accumulated depreciation	(16,200)	(12,244)
Property and equipment, net	$33,250	$33,803

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation expense	$2,060	$1,391	$3,957	$2,542

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation and benefits	$5,143	$7,593
Accrued research and development	5,665	5,336
Other	1,951	1,671
Total other current liabilities	$12,759	$14,600

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of June 30, 2024.

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

The components of lease expense for the six months ended June 30, 2024 are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Operating lease expense	$3,249	$3,983
Variable lease expense	2,131	1,128
Total lease expense	$5,380	$5,111

The variable lease expenses generally include common area maintenance and property taxes. For the six months ended June 30, 2024, $4.5 million lease expense was recorded within research and development and $0.9 million lease expense was recorded within general and administrative in the condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2023, $4.3 million lease expense was recorded within research and development and $0.8 million was recorded within general and administrative expense. Short-term lease costs for the six months ended June 30, 2024 and 2023 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	8.2	8.6
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow information relating to the Company's leases for the six months ended June 30, 2024 are as follows (in thousands):

	Six months ended June 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$108	$1,871
Cash paid for amounts included in the measurement of lease liabilities	$1,372	$1,790

The amortization of the ROU assets for the six months ended June 30, 2024 and 2023 was $1.0 million and $1.5 million, respectively.

Future minimum lease payments under non-cancelable leases as of June 30, 2024 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2024	$3,751
2025	7,685
2026	7,881
2027	7,620
2028	7,356
Thereafter	31,010
Total undiscounted minimum lease payments	65,303
Less: Imputed interest	(20,947)
Total operating lease liability	$44,356

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of June 30, 2024, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

As of June 30, 2024, the Company is due $9.0 million related to Roche's decision to exercise its option rights for continued research and development services. The related payments due are classified as accounts receivable and deferred revenue in the accompanying condensed consolidated balance sheet.

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

As of June 30, 2024, $5.8 million has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $53.2 million of the upfront payment and subsequent milestone payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheets.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of June 30, 2024.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 61,333,597 shares were issued and 61,328,282 shares were outstanding as of June 30, 2024.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to an accredited investor. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of June 30, 2024.

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

As of June 30, 2024, and December 31, 2023, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	June 30, 2024	December 31, 2023
Options to purchase common stock	11,535,569	9,394,930
Unvested restricted common stock awards	5,315	14,696
Unvested restricted common stock units	153,634	236,519
Pre-funded warrants	20,638,924	10,000,400
	32,333,442	19,646,545

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the six months ended June 30, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, or aggregate net proceeds of $0.9 million after deducting sales agent discounts, commissions, and other offering costs. During the six months ended June 30, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

Underwritten Public Offering

In May 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC, as representative of the several underwriters, related to an underwritten public offering, or the Offering, of 10,638,476 shares of common stock at a price of $4.70 per share, and, in lieu of Common Stock to certain investors, pre-funded warrants to purchase 10,638,524 shares of Common Stock at a price of $4.6999 per pre-funded warrant, which represents the price per share at which shares of Common Stock were sold in this Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the Offering were $100 million, or aggregate net proceeds of $96.4 million after deducting the underwriter discounts, commissions, and other offering costs.

Registered Direct Offering

In October 2023, the Company sold in a registered direct offering pursuant to a securities purchase agreement pre-funded warrants to purchase 10,000,400 shares of the Company’s common stock to an accredited investor at a purchase price of $2.4999 per pre-funded warrant for aggregate gross proceeds of $25.0 million. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share.

11. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2024 the number of shares available under the 2021 Plan automatically increased by 2,507,011 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2024, 3,359,639 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2024 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of June 30, 2024, 1,064,399 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Granted	2,828,540	5.53	—	—
Exercised	(235,268)	2.84	—	—
Forfeited	(452,633)	7.99	—	—
Outstanding—June 30, 2024	11,535,569	$8.14	8.0	$1,836
Vested or expected to vest—June 30, 2024	11,535,569	$8.14	8.0	$1,836
Exercisable—June 30, 2024	5,353,616	$9.00	7.1	$1,598

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

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock awards as of December 31, 2023	14,696	$2.19
Vested	(9,381)	$2.19
Unvested restricted stock awards as of June 30, 2024	5,315	$2.19

The aggregate fair value of restricted stock awards that vested during the six months ended June 30, 2024 was immaterial and $0.5 million for the six months ended June 30, 2023. The weighted average grant date fair value of restricted stock awards that vested during the six months ended June 30, 2024 and 2023 was $2.19 and $0.76, respectively.

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

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2023	236,519	$8.00
Granted	—	$—
Vested	(80,559)	$7.55
Forfeited	(2,326)	$7.55
Unvested restricted stock units as of June 30, 2024	153,634	$8.24

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2024 was $0.3 million. The weighted average grant date fair value of restricted stock units that vested during six months ended June 30, 2024 was $7.55. No restricted stock units vested during the six months ended June 30, 2023.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Six months ended June 30,
	2024	2023
Research and development	$5,315	$4,411
General and administrative	4,060	3,716
Total stock-based compensation expense	$9,375	$8,127

As of June 30, 2024 total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $30.7 million and $0.9 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.6 years and 0.9 years, respectively. Unrecognized stock based compensation expense related to restricted stock awards was immaterial as of June 30, 2024.

12. Income taxes

During the six months ended June 30, 2024, the Company recorded an income tax provision of $0.3 million. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses. The Company did not record a provision or benefit for income taxes during the six months ended June 30, 2023.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(30,310)	$(35,178)	$(62,278)	$(67,216)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.71)	$(0.95)	$(1.36)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	71,233,992	49,431,922	65,695,095	49,389,931

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	June 30	June 30
	2024	2023
Stock options to purchase common stock	11,535,569	9,908,375
Restricted common stock	5,315	51,574
Restricted stock units	153,634	293,865

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Pension expense	$261	$235	$543	$451

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Defined contribution expense	$181	$114	$537	$389

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $625.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $135.4 million and $108.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $62.3 million and $67.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $428.2 million and $267.1 million in cash, cash equivalents, restricted cash and marketable securities.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM platform and advancement of our GSPT1 program, advancement of our disclosed and undisclosed programs including for CDK2, NEK7, VAV1, and CCNE1. With the exception of costs incurred for research and development on behalf of third parties, we have not reported program costs since our inception because we have not historically tracked or recorded our research and development expenses on a program-by-program basis. We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates.

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

Results of operations for the three months ended June 30, 2024 and 2023

The following sets forth our results of operations:

	Three months ended June 30,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$4,695	$—	$4,695
Operating expenses:
Research and development	$28,055	$29,076	$(1,021)
General and administrative	9,282	8,145	1,137
Total operating expenses	37,337	37,221	116
Loss from operations	(32,642)	(37,221)	4,579
Other expense	2,584	2,233	351
Net loss before income taxes	(30,058)	(34,988)	4,930
Provision for income taxes	(252)	(190)	(62)
Net loss	$(30,310)	$(35,178)	$4,868

Collaboration revenue

Collaboration revenue of $4.7 million for the three months ended June 30, 2024 represents revenue recorded under the Roche License and Collaboration Agreement. As of June 30, 2024, $19.6 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Three months ended June 30,
(in thousands)	2024	2023	Dollar change
External research and development services	$10,520	$12,717	$(2,197)
Personnel costs	9,914	9,407	507
Laboratory and related expenses	2,118	2,422	(304)
Facility costs and other expenses	5,503	4,530	973
Research and development expenses	$28,055	$29,076	$(1,021)

As of June 30, 2024, we had 103 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2023, we had 107 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the preparation of MRT-6160 to enter the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine. Research and development expenses for the three months ended June 30, 2024 and 2023 included non-cash stock-based compensation expense of $2.6 million and $2.3 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended June 30,
(in thousands)	2024	2023	Dollar change
Personnel costs	$5,326	$4,715	$611
Professional services	1,356	1,132	224
Facility costs and other expenses	2,600	2,298	302
General and administrative expenses	$9,282	$8,145	$1,137

As of June 30, 2024 and 2023 we had 26 employees engaged in general and administrative activities, principally in our U.S. facility. Personnel and professional service costs increased in the year ended June 30, 2024 as compared to June 30, 2023 as a result of stock-based compensation expense and fees paid to consultants in order to support our growth and operations. General and administrative expenses for the three months ended June 30, 2024 and 2023 included non-cash stock-based compensation expense of $1.9 million and $1.9 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended June 30,
(in thousands)	2024	2023
Interest income, net	$2,637	$2,302
Foreign currency exchange gain (loss), net	(53)	(93)
Gain on disposal of fixed assets	—	24
Other income	$2,584	$2,233

Other income and expense for the three months ended June 30, 2024 and 2023 is primarily attributable to interest earned on marketable securities.

Results of operations for the six months ended June 30, 2024 and 2023

The following sets forth our results of operations:

	Six months ended June 30,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$5,759	$—	$5,759
Operating expenses:
Research and development	55,081	55,831	(750)
General and administrative	18,267	15,649	2,618
Total operating expenses	73,348	71,480	1,868
Loss from operations	(67,589)	(71,480)	3,891
Other expense	5,646	4,454	1,192
Net loss before income taxes	$(61,943)	$(67,026)	$5,083
Provision for income taxes	(335)	(190)	(145)
Net loss	$(62,278)	$(67,216)	$4,938

Collaboration revenue

Collaboration revenue of $5.8 million for the six months ended June 30, 2024 represents revenue recorded under the Roche License and Collaboration Agreement. As of June 30, 2024, $19.6 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Six months ended June 30,
(in thousands)	2024	2023	Dollar change
External research and development services	$20,928	$23,471	$(2,543)
Personnel costs	19,723	18,918	805
Laboratory and related expenses	3,823	4,528	(705)
Facility costs and other expenses	10,607	8,914	1,693
Research and development expenses	$55,081	$55,831	$(750)

As of June 30, 2024, we had 103 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2023, we had 107 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the preparation of MRT-6160 to enter the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine. Research and development expenses for the six months ended June 30, 2024 and 2023 included non-cash stock-based compensation expense of $5.3 million and $4.4 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Six months ended June 30,
(in thousands)	2024	2023	Dollar change
Personnel costs	$10,741	$9,330	$1,411
Professional services	3,278	2,173	1,105
Facility costs and other expenses	4,248	4,146	102
General and administrative expenses	$18,267	$15,649	$2,618

As of June 30, 2024 and 2023 we had 26 employees engaged in general and administrative activities, principally in our U.S. facility. Personnel and professional service costs increased in the year ended June 30, 2024 as compared to June 30, 2023 as a result of increased stock-based compensation expense and fees paid to consultants in order to support our growth and operations. General and administrative expenses for the six months ended June 30, 2024 and 2023 included non-cash stock-based compensation expense of $4.1 million and $3.7 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Six months ended June 30,
(in thousands)	2024	2023
Interest income, net	$5,079	$4,739
Foreign currency exchange gain (loss), net	567	(178)
Gain on disposal of fixed assets	—	24
Loss on sale of marketable securities	—	(131)
Other income	$5,646	$4,454

The increase in interest and other income for the six months ended June 30, 2024, is due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss Franc.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock and through our collaboration with Roche. As of June 30, 2024, we had $267.1 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of June 30, 2024, we had an accumulated deficit of $428.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

At-the-Market Offering

On July 1, 2022, we filed a registration statement on Form S-3 (File No. 333-266003) with the SEC, which was declared effective on July 13, 2022, or the Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into a Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the Shelf Registration Statement and subject to the limitations thereof. We will pay to the Jefferies cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. As of the date of this Quarterly Report on Form 10-Q, 2,612,514 shares have been sold pursuant to the ATM Program.

Underwritten Public Offering

In May 2024, we entered into an underwriting agreement with TD Securities (USA) LLC, as representative of the several underwriters, related to an underwritten public offering, or the Offering, of 10,638,476 shares of common stock at a price of $4.70 per share, and, in lieu of Common Stock to certain investors, pre-funded warrants to purchase 10,638,524 shares of Common Stock at a price of $4.6999 per pre-funded warrant The purchase price per share of each pre-funded warrant represents the per share public offering price for the common stock, minus the $0.0001 per share exercise price of such pre-funded warrant.. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the Offering were $100 million, or aggregate net proceeds of $96.4 million after deducting the underwriter discounts, commissions, and other offering costs.

Registered Direct Offering

In October 2023, we sold in a registered direct offering pursuant to a securities purchase agreement pre-funded warrants to purchase 10,000,400 shares of the our common stock to an accredited investor at a purchase price of $2.4999 per pre-funded warrant for aggregate gross proceeds of $25.0 million. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(65,932)	$(48,730)
Investing activities	(51,305)	38,876
Financing activities	98,269	1,218
Net decrease in cash, cash equivalents and restricted cash	$(18,968)	$(8,636)

Operating activities

Net cash used in operating activities of $65.9 million during the six months ended June 30, 2024, was attributable to our net loss of $62.3 million and decreases in our working capital of $6.8 million, partially off-set by non-cash charges of $12.2 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $48.7 million during the six months ended June 30, 2023, was attributable to our net loss of $67.2 million off-set by an increase in our working capital of $10.4 million and non-cash charges of $8.1 million principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $51.3 million during the six months ended June 30, 2024 was primarily attributable to proceeds from the maturity of marketable securities of $82.1 million, offset by purchases of marketable securities of $130.0 million and purchases of property and equipment of $3.4 million.

Cash provided by investing activities of $38.9 million during the six months ended June 30, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $76.7 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $67.8 million and purchases of property and equipment of $15.7 million.

Financing activities

Net cash provided by financing activities of $98.3 million for six months ended June 30, 2024 was primarily due the net proceeds from our Offering of $96.4 million.

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

Contractual obligations and commitments

During the three months ended June 30, 2024, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 14, 2024.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $625.8 million of gross proceeds from such transactions. As of June 30, 2024, our cash, cash equivalents, restricted cash and marketable securities were $267.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $428.2 million as of June 30, 2024. For the years ended December 31, 2023 and 2022, we reported net losses of $135.4 million and $108.5 million, respectively. For the six months ended June 30, 2024 and 2023, we reported a net loss of $62.3 million and $67.2 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1, and MRT-6160, our MGD product candidate targeting VAV1;
•
continue preclinical activities for our VAV1, NEK7, CDK2, CCNE1, and other currently undisclosed programs;
•
prepare and submit IND applications with the FDA for other current and future product candidates, including for MRT-8102, our MGD product candidate targeting NEK7; complete preclinical studies for current or future product candidates;
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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Development Progress Update for MRT-6160

On May 9, 2024, we announced additional results from completed preclinical 28-day GLP toxicology studies of MRT-6160 in rats and non-human primates, or cynomolgus monkeys. The data demonstrated a highly favorable safety profile for MRT-6160 with no observable adverse effect level, or NOAEL, in cynomolgus monkeys of approximately 600-fold over predicted human efficacious exposure and in rat of approximately 1000-fold over predicted human efficacious exposure, including with no significant changes in peripheral immune cell compartments in cynomolgus monkeys, no impact on bone marrow, peripheral hematopoietic cells counts, GI tract, and no off-targets identified in in-vitro safety profiling, no genotoxicity, phototoxicity, or hERG activity. Studies also demonstrated robust VAV1 degradation and recovery in both low dose (0.5mg per kg per day) and high dose (30mg per kg per day) groups in cynomolgus monkeys.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

3.3

Second Amended and Restated By-laws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.3 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-40522) filed on May 9, 2024)

10.1*#	Second Amended and Restated Employment Agreement between the Registrant and Jennifer Champoux, effective May 28, 2024.
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

Monte Rosa Therapeutics, Inc.

Date: August 8, 2024	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)