Form 10-Q
period 2024-09-30
Monte Rosa Therapeutics, Inc.
filed 2024-11-07
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 61,436,740 shares of common stock, $0.0001 per share, outstanding.

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
•
the potential benefits of strategic collaborations and our ability to enter into strategic collaborations with third parties who have the expertise to enable us to further develop our biological targets, product candidates and platform technologies, including our agreement with Novartis AG, or Novartis, for MRT-6160;
•
our ability to obtain and maintain regulatory approval of our product candidates;
•
our ability to maintain and expand, including through third-party vendors, our library of MGDs;
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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

(in thousands, except share and per share amounts)	September 30,	December 31,
(unaudited)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$125,575	$128,101
Marketable securities	116,611	104,312
Other receivables	595	505
Prepaid expenses and other current assets	8,426	3,294
Total current assets	251,207	236,212
Property and equipment, net	31,442	33,803
Operating lease right-of-use assets	27,364	28,808
Restricted cash	4,908	4,580
Other long-term assets	159	352
Total assets	$315,080	$303,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,978	$11,152
Accrued expenses and other current liabilities	15,099	14,600
Current deferred revenue	18,918	17,678
Current portion of operating lease liability	3,646	3,162
Total current liabilities	41,641	46,592
Deferred revenue, net of current	25,107	32,323
Defined benefit plan liability	2,823	2,713
Operating lease liability, net of current	40,052	42,877
Total liabilities	109,623	124,505
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,378,108 shares issued and 61,377,484 shares outstanding as of September 30, 2024; and 50,154,929 shares issued and 50,140,233 shares outstanding as of December 31, 2023	6	5
Additional paid-in capital	659,798	547,857
Accumulated other comprehensive loss	(2,322)	(2,724)
Accumulated deficit	(452,025)	(365,888)
Total stockholders’ equity	205,457	179,250
Total liabilities and stockholders’ equity	$315,080	$303,755

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss (unaudited)

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
(unaudited)	2024	2023	2024	2023
Collaboration revenue	$9,216	$—	$14,975	$—
Operating expenses:
Research and development	27,616	28,306	82,697	84,137
General and administrative	8,127	8,662	26,394	24,311
Total operating expenses	35,743	36,968	109,091	108,448
Loss from operations	(26,527)	(36,968)	(94,116)	(108,448)
Other income (expense):
Interest income	2,892	2,227	7,971	6,966
Foreign currency exchange gain (loss), net	(153)	27	414	(151)
Gain on disposal of fixed assets	—	—	—	24
Loss on sale of marketable securities	—	—	—	(131)
Total other income	2,739	2,254	8,385	6,708
Net loss before income taxes	(23,788)	(34,714)	(85,731)	(101,740)
Provision for income taxes	(71)	(170)	(406)	(360)
Net loss	$(23,859)	$(34,884)	$(86,137)	$(102,100)
Net loss per share—basic and diluted	$(0.29)	$(0.70)	$(1.21)	$(2.06)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	82,011,670	49,814,903	71,173,647	49,533,143
Comprehensive loss:
Net loss	$(23,859)	$(34,884)	$(86,137)	$(102,100)
Other comprehensive income:
Provision for pension benefit obligation	37	14	107	42
Unrealized gain on available-for-sale securities	311	171	295	255
Comprehensive loss	$(23,511)	$(34,699)	$(85,735)	$(101,803)

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2024	50,140,233	$5	$547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	4,691	—	—	—	—	—
Exercise of common stock options	45,108	—	246	—	—	246
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,873	—	—	4,873
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Issuance of common stock pursuant to the at-the-market sales agreement	10,272	—	87	—	—	87
Net Loss	—	—	—	—	(31,968)	(31,968)
Balance—March 31, 2024	50,200,304	$5	$553,063	$(2,693)	$(397,856)	$152,519
Restricted common stock vesting	85,249	—	—	—	—	—
Exercise of common stock options	190,160	—	422	—	—	422
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,502	—	—	4,502
Unrealized loss on available-for-sale securities	—	—	—	(12)	—	(12)
Issuance of shares under employee stock purchase plan	93,859	—	298	—	—	298
Issuance of common stock pursuant to the at-the-market sales agreement, net of issuance costs of $89	120,234	—	797	—	—	797
Issuance of common stock pursuant to the Underwritten Public Offering, net of issuance costs of $3,290	10,638,476	1	46,709	—	—	46,710
Issuance of pre-funded warrant, net of issuance costs of $290	—	—	49,710	—	—	49,710
Net Loss	—	—	—	—	(30,310)	(30,310)
Balance—June 30, 2024	61,328,282	$6	$655,501	$(2,670)	$(428,166)	$224,671
Restricted common stock vesting	46,166	—	—	—	—	—
Exercise of common stock options	3,036	—	15	—	—	15
Provision for pension benefit obligation	—	—	—	37	—	37
Stock-based compensation expense	—	—	4,282	—	—	4,282
Unrealized gain on available-for-sale securities	—	—	—	311	—	311
Net Loss	—	—	—	—	(23,859)	(23,859)
Balance—September 30, 2024	61,377,484	$6	$659,798	$(2,322)	$(452,025)	$205,457

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited) - Continued

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2023	49,323,531	$5	$503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	33,192	—	—	—	—	—
Exercise of common stock options	4,261	—	18	—	—	18
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	3,974	—	—	3,974
Unrealized gain on available-for-sale securities	—	—	—	345	—	345
Net Loss	—	—	—	—	(32,038)	(32,038)
Balance—March 31, 2023	49,360,984	$5	$507,688	$(1,393)	$(262,574)	$243,726
Restricted common stock vesting	32,185	—	—	—	—	—
Exercise of common stock options	147,333	—	897	—	—	897
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,153	—	—	4,153
Unrealized loss on available-for-sale securities	—	—	—	(261)	—	(261)
Issuance of shares under employee stock purchase plan	51,977	—	303	—	—	303
Net Loss	—	—	—	—	(35,178)	(35,178)
Balance—June 30, 2023	49,592,479	$5	$513,041	$(1,640)	$(297,752)	$213,654
Restricted common stock vesting	75,287	—	—	—	—	—
Exercise of common stock options	397,914	—	1,101	—	—	1,101
Provision for pension benefit obligation	—	—	—	14	—	14
Stock-based compensation expense	—	—	4,468	—	—	4,468
Unrealized loss on available-for-sale securities	—	—	—	171	—	171
Net Loss	—	—	—	—	(34,884)	(34,884)
Balance—September 30, 2023	50,065,680	$5	$518,610	$(1,455)	$(332,636)	$184,524

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

(in thousands)	Nine months ended September 30,
(unaudited)	2024	2023
Cash flows from operating activities:
Net loss	$(86,137)	$(102,100)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	13,657	12,595
Depreciation	6,060	4,376
Net accretion of discounts/premiums on marketable securities	(2,252)	(3,177)
Loss on sale of marketable securities	—	131
Gain on disposal of property and equipment	—	(24)
Changes in operating assets and liabilities
Other receivables	(90)	2,233
Prepaid expenses and other current assets	(4,940)	312
Accounts payable	(7,056)	(10)
Accrued expenses and other current liabilities	487	2,268
Defined benefit plan liability	217	(39)
Right-of-use assets and operating lease liabilities	(897)	9,999
Deferred revenue	(5,975)	—
Net cash used in operating activities	$(86,926)	$(73,436)
Cash flows from investing activities:
Purchases of property and equipment	(3,805)	(17,352)
Proceeds from the sale of property and equipment	—	62
Purchases of marketable securities	(162,400)	(75,637)
Proceeds from sale of marketable securities	—	45,631
Proceeds from maturities of marketable securities	152,649	121,800
Net cash provided by (used in) investing activities	$(13,556)	$74,504
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount of $29	944	—
Proceeds from underwritten public offering cost, net of underwriter's discount of $3,000	47,001	—
Proceeds from the issuance of pre-funded warrants	50,000	—
Payment of common stock and pre-funded warrant issuance costs	(641)	—
Proceeds from exercise of employee stock options	682	2,016
Proceeds from employee stock purchase plan	298	303
Net cash provided by financing activities	$98,284	$2,319
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,198)	$3,387
Cash, cash equivalents and restricted cash—beginning of period	132,681	60,190
Cash, cash equivalents and restricted cash—end of period	$130,483	$63,577
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$125,575	$59,055
Restricted cash	4,908	4,522
Total cash, cash equivalents and restricted cash	$130,483	$63,577
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$—	$5,128
Purchases of property and equipment in accounts payable and accrued expenses	$131	$1,270

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

As of September 30, 2024, the Company had an accumulated deficit of $452.0 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $86.1 million and $102.1 million for the nine months ended September 30, 2024 and 2023, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $242.2 million as of September 30, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the third quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$125,006	$—	$—	$125,006
Pension plan assets	—	9,552	—	9,552
Corporate debt securities	—	57,386	—	57,386
U.S Treasury securities	—	59,225	—	59,225
Total assets measured at fair value	$125,006	$126,163	$—	$251,169

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$122,791	$—	$—	$122,791
Pension plan assets	—	9,317	—	9,317
Corporate debt securities	—	79,816	—	79,816
U.S Treasury securities	—	24,496	—	24,496
Total assets measured at fair value	$122,791	$113,629	$—	$236,420

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2024 and 2023.

4. Marketable Securities

Marketable securities as of September 30, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$57,252	$134	$—	57,386
U.S Treasury securities	59,116	109	—	59,225
Total	$116,368	$243	$—	$116,611

Marketable securities as of December 31, 2023 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$79,870	$4	$(58)	79,816
U.S Treasury securities	24,495	11	(10)	24,496
Total	$104,365	$15	$(68)	$104,312

As of September 30, 2024 there were no individual securities in an unrealized loss position. The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$25,017	$22,079
Computer hardware and software	1,192	1,052
Furniture and fixtures	1,099	1,099
Leasehold improvements	22,312	20,893
Construction in process	126	924
Total property and equipment, at cost	$49,746	$46,047
Less: accumulated depreciation	(18,304)	(12,244)
Property and equipment, net	$31,442	$33,803

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation expense	$2,103	$1,834	$6,060	$4,376

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation and benefits	$6,703	$7,593
Accrued research and development	7,093	5,336
Other	1,303	1,671
Total other current liabilities	$15,099	$14,600

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of September 30, 2024.

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

The components of lease expense for the three and nine months ended September 30, 2024 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,611	$1,569	$4,860	$5,552
Variable lease expense	912	572	3,043	1,700
Total lease expense	$2,523	$2,141	$7,903	$7,252

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$2,099	$1,977	$6,596	$6,234
General and administrative	422	350	1,306	1,204
Total lease expense	$2,521	$2,327	$7,902	$7,438

Short-term lease costs for the nine months ended September 30, 2024 and 2023 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)	7.9	8.6
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow information relating to the Company's leases for the nine months ended September 30, 2024 are as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$108	$1,871
Cash paid for amounts included in the measurement of lease liabilities	$2,325	$2,382

The amortization of the ROU assets for the nine months ended September 30, 2024 and 2023 was $1.6 million and $2.0 million, respectively.

Future minimum lease payments under non-cancelable leases as of September 30, 2024 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2024	$1,891
2025	7,746
2026	7,943
2027	7,651
2028	7,356
Thereafter	31,010
Total undiscounted minimum lease payments	63,597
Less: Imputed interest	(19,899)
Total operating lease liability	$43,698

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of September 30, 2024, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

9. Collaboration and license agreements

Roche Collaboration and License Agreement

Description

In October 2023, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement, or the Roche Agreement, with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., or Roche. Pursuant to the agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration to include additional option targets, wherein a certain number of targets selected by Roche are subject to replacement rights owned by Roche. The Company will lead pre-clinical discovery and research activities with Roche leading late pre-clinical and clinical development activities.

Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by the Company to develop and commercialize products directed to applicable targets. The license exclusivity is subject to the Company’s retained rights solely to fulfill its obligations under the arrangement.

The research collaboration activities governed by the Roche Agreement will be overseen by a joint research committee.

Unless earlier terminated, the Roche Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for the applicable product. The parties have included termination provisions in the Roche Agreement, allowing termination of the Roche Agreement in its entirety, on a country-by-country or a target-by-target basis.

Pricing

In November 2023, the Company received a $50.0 million non-refundable upfront payment for the initial set of targets. Pursuant to the terms of the Roche Agreement, the Company expects to be entitled to receive from Roche certain variable consideration including potential pre-clinical milestones up to $172 million, and potential clinical, commercial and sales milestones exceeding $2 billion. For the additional option targets, upon Roche’s exercise of their option, the Company is entitled to receive an upfront payment of up to $28 million and potential pre-clinical, clinical, commercial and sales milestones exceeding $1 billion. The Company is also eligible to receive tiered royalties ranging from high-single-digits to low-teens on any products that are commercialized by Roche as a result of the collaboration.

As of September 30, 2024, the Company has received $9.0 million related to Roche's decision to exercise its option rights for continued research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

As of September 30, 2024, $15.0 million has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $44.0 million of the upfront payment and subsequent milestone payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheets.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of September 30, 2024.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 61,378,108 shares were issued and 61,377,484 shares were outstanding as of September 30, 2024.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to an accredited investor. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of September 30, 2024.

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

As of September 30, 2024, and December 31, 2023, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	September 30, 2024	December 31, 2023
Options to purchase common stock	11,591,425	9,394,930
Unvested restricted common stock awards	624	14,696
Unvested restricted common stock units	112,159	236,519
Pre-funded warrants	20,638,924	10,000,400
	32,343,132	19,646,545

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the nine months ended September 30, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, or aggregate net proceeds of $0.9 million after deducting sales agent discounts, commissions, and other offering costs. During the nine months ended September 30, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

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

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2024 the number of shares available under the 2021 Plan automatically increased by 2,507,011 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2024, 3,289,766 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2024 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of September 30, 2024, 1,504,248 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Granted	2,945,540	5.48	—	—
Exercised	(238,304)	2.86	—	—
Forfeited	(510,741)	7.99	—	—
Outstanding—September 30, 2024	11,591,425	$8.10	7.8	$4,122
Vested or expected to vest—September 30, 2024	11,591,425	$8.10	7.8	$4,122
Exercisable—September 30, 2024	5,871,488	$8.98	7.0	$3,190

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

The following summarizes restricted stock award activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock awards as of December 31, 2023	14,696	$2.19
Vested	(14,072)	$2.19
Unvested restricted stock awards as of September 30, 2024	624	$2.19

The aggregate fair value of restricted stock awards that vested during the nine months ended September 30, 2024 was $0.1 million and $0.2 million for the nine months ended September 30, 2023. The weighted average grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2024 and 2023 was $2.19 and $0.75, respectively.

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

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2023	236,519	$8.00
Granted	—	$—
Vested	(122,034)	$8.42
Forfeited	(2,326)	$7.55
Unvested restricted stock units as of September 30, 2024	112,159	$7.55

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was $0.5 million and $0.3 million, respectively. The weighted average grant date fair value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was $8.42 and $10.11, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Research and development	$7,928	$6,729
General and administrative	5,729	5,866
Total stock-based compensation expense	$13,657	$12,595

As of September 30, 2024 total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $26.9 million and $0.5 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.4 years and 0.7 years, respectively. Unrecognized stock based compensation expense related to restricted stock awards was immaterial as of September 30, 2024.

12. Income taxes

During each of the nine months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.4 million. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses.

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

13. Net loss per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(23,859)	$(34,884)	$(86,137)	$(102,100)
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.70)	$(1.21)	$(2.06)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	82,011,670	49,814,903	71,173,647	49,533,143

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	September 30,	September 30,
	2024	2023
Stock options to purchase common stock	11,591,425	9,489,119
Restricted common stock	624	19,487
Restricted stock units	112,159	250,265

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Pension expense	$279	$251	$822	$702

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Defined contribution expense	$164	$99	$701	$488

15. Subsequent events

On October 25, 2024, Monte Rosa Therapeutics AG, a wholly owned subsidiary of Monte Rosa Therapeutics, Inc., or the Company, and Novartis Pharma AG, or Novartis, entered into a License Agreement, or the Novartis Agreement. Pursuant to the Novartis Agreement, the Company will grant to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. The Company is responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Agreement will be overseen by a Development Committee and a Commercialization Committee.

Pursuant to the Novartis Agreement, the Company is entitled to receive from Novartis (1) an upfront payment of $150 million, (2) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and (3) tiered royalties on sales outside of the United States. The Company will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively.

The Novartis Agreement is subject to customary closing conditions, including regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The parties have included customary termination provisions in the Agreement, including Novartis’ ability to terminate the Novartis Agreement in its entirety.

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

Our most advanced product candidate, MRT-2359, is an orally bioavailable MGD targeting the translation termination factor protein GSPT1. The FDA cleared the IND for MRT-2359 in September 2022, and we initiated a phase 1/2 clinical trial for the treatment of MYC-driven solid and high-grade neuroendocrine tumors in October 2022. In October 2023, we presented interim data from the Phase 1 dose escalation part of our Phase 1/2 clinical trial of MRT-2359 demonstrating favorable pharmacokinetic (PK), pharmacodynamic (PD), and tolerability profiles and early, but we believe promising, signs of clinical activity, including tumor size reductions in patients with biomarker-positive cancers. In January 2023, MRT-2359 received Fast Track designation from the FDA for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression. In June 2023, MRT-2359 received Orphan Drug Designation from FDA for treatment of small cell lung cancer (SCLC). In December 2023, MRT-2359 received Fast Track Designation from the FDA for the treatment of patients with previously treated, metastatic SCLC with L-MYC or N-MYC expression. In June 2024, we announced initial safety and pharmacodynamic data from the 0.5 mg dose using the 21 days on, 7 days off regimen. We continue to evaluate a higher 0.75 mg, 21 days on, 7 days off dose cohort. We look forward to announcing updated clinical data before the end of 2024.

In October 2024, we announced a global exclusive development and commercialization license agreement with Novartis to advance VAV1 MGDs, including MRT-6160, currently in Phase 1 clinical development, for various immune-related conditions. In August 2024, we announced that the first participants had been dosed in an MRT-6160 Phase 1 single ascending dose/multiple ascending dose, or SAD/MAD, study. Initial clinical results, including safety, pharmacokinetics, VAV1 protein degradation, and key downstream pharmacodynamic markers, are anticipated by the first quarter of 2025.

In addition, MRT-8102, a NEK7-directed MGD for inflammatory diseases driven by IL-1β and the NLRP3 inflammasome, is now in IND-enabling studies, with an IND filing with the FDA planned for the first half of 2025.

Further, our CDK2 and Cyclin E1-directed MGD programs are progressing and continue to advance towards development candidate nominations. We expect to nominate a development candidate for the CDK2-directed MGD program by year-end 2024.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, there have been aggregate inflows of $684.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $135.4 million and $108.5 million for the years ended December 31, 2023 and 2022, respectively, and our net loss was $86.1 million and $102.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $452.0 million and $247.1 million in cash, cash equivalents, restricted cash and marketable securities.

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

Results of operations for the three months ended September 30, 2024 and 2023

The following sets forth our results of operations:

	Three months ended September 30,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$9,216	$—	$9,216
Operating expenses:
Research and development	$27,616	$28,306	$(690)
General and administrative	8,127	8,662	(535)
Total operating expenses	35,743	36,968	(1,225)
Loss from operations	(26,527)	(36,968)	10,441
Other income	2,739	2,254	485
Net loss before income taxes	(23,788)	(34,714)	10,926
Provision for income taxes	(71)	(170)	99
Net loss	$(23,859)	$(34,884)	$11,025

Collaboration revenue

Collaboration revenue of $9.2 million for the three months ended September 30, 2024 represents revenue recorded under the Roche License and Collaboration Agreement. As of September 30, 2024, $18.9 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Three months ended September 30,
(in thousands)	2024	2023	Dollar change
External research and development services	$10,299	$12,227	$(1,928)
Personnel costs	9,862	9,208	654
Laboratory and related expenses	2,220	2,284	(64)
Facility costs and other expenses	5,235	4,587	648
Research and development expenses	$27,616	$28,306	$(690)

As of September 30, 2024, we had 105 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2023, we had 107 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the advancement of MRT-6160 into the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine. Research and development expenses for the three months ended September 30, 2024 and 2023 included non-cash stock-based compensation expense of $2.6 million and $2.3 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended September 30,
(in thousands)	2024	2023	Dollar change
Personnel costs	$5,702	$5,440	$262
Professional services	572	1,277	(705)
Facility costs and other expenses	1,853	1,944	(91)
General and administrative expenses	$8,127	$8,661	$(534)

As of September 30, 2024 and 2023 we had 28 and 26 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. General and administrative expenses for the three months ended September 30, 2024 and 2023 included non-cash stock-based compensation expense of $1.6 million and $2.2 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended September 30,
(in thousands)	2024	2023
Interest income, net	$2,892	$2,227
Foreign currency exchange gain (loss), net	(153)	27
Other income	$2,739	$2,254

Other income and expense for the three months ended September 30, 2024 and 2023 is primarily attributable to interest earned on marketable securities.

Results of operations for the nine months ended September 30, 2024 and 2023

The following sets forth our results of operations:

	Nine months ended September 30,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$14,975	$—	$14,975
Operating expenses:
Research and development	82,697	84,137	(1,440)
General and administrative	26,394	24,311	2,083
Total operating expenses	109,091	108,448	643
Loss from operations	(94,116)	(108,448)	14,332
Other income	8,385	6,708	1,677
Net loss before income taxes	$(85,731)	$(101,740)	$16,009
Provision for income taxes	(406)	(360)	(46)
Net loss	$(86,137)	$(102,100)	$15,963

Collaboration revenue

Collaboration revenue of $15.0 million for the nine months ended September 30, 2024 represents revenue recorded under the Roche License and Collaboration Agreement. As of September 30, 2024, $18.9 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Nine months ended September 30,
(in thousands)	2024	2023	Dollar change
External research and development services	$31,227	$35,698	$(4,471)
Personnel costs	29,585	28,126	1,459
Laboratory and related expenses	6,043	6,812	(769)
Facility costs and other expenses	15,842	13,501	2,341
Research and development expenses	$82,697	$84,137	$(1,440)

As of September 30, 2024, we had 105 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2023, we had 107 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the advancement of MRT-6160 into the clinic, the progression of our preclinical pipeline, and the continued development of the Company’s QuEEN™ discovery engine. Research and development expenses for the nine months ended September 30, 2024 and 2023 included non-cash stock-based compensation expense of $7.9 million and $6.7 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Nine months ended September 30,
(in thousands)	2024	2023	Dollar change
Personnel costs	$16,443	$14,770	$1,673
Professional services	3,850	3,451	399
Facility costs and other expenses	6,101	6,090	11
General and administrative expenses	$26,394	$24,311	$2,083

As of September 30, 2024 and 2023 we had 28 and 26 employees engaged in general and administrative activities, respectively, principally in our U.S. facility. General and administrative expenses for the nine months ended September 30, 2024 and 2023 included non-cash stock-based compensation expense of $5.7 million and $5.9 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Nine months ended September 30,
(in thousands)	2024	2023
Interest income, net	$7,971	$6,966
Foreign currency exchange gain (loss), net	414	(151)
Gain on disposal of fixed assets	—	24
Loss on sale of marketable securities	—	(131)
Other income	$8,385	$6,708

The increase in interest and other income for the nine months ended September 30, 2024, is due to the strengthening of the U.S. Dollar with respect to, principally, the Swiss Franc.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock and through our collaboration with Roche. As of September 30, 2024, we had $247.1 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of September 30, 2024, we had an accumulated deficit of $452.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$(86,926)	$(73,436)
Investing activities	(13,556)	74,504
Financing activities	98,284	2,319
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,198)	$3,387

Operating activities

Net cash used in operating activities of $86.9 million during the nine months ended September 30, 2024, was attributable to our net loss of $86.1 million and decreases in our working capital of $18.3 million, partially off-set by non-cash charges of $17.5 million principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $73.4 million during the nine months ended September 30, 2023, was attributable to our net loss of $102.1 million off-set by an increase in our working capital of $14.8 million and non-cash charges of $13.9 million principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $13.6 million during the nine months ended September 30, 2024 was primarily attributable to proceeds from the maturity of marketable securities of $152.6 million, offset by purchases of marketable securities of $162.4 million and purchases of property and equipment of $3.8 million.

Cash provided by investing activities of $74.5 million during the nine months ended September 30, 2023 was primarily attributable to proceeds from the maturity of marketable securities of $121.8 million and proceeds from the sale of marketable securities of $45.6 million, offset by purchases of marketable securities of $75.6 million and purchases of property and equipment of $17.4 million.

Financing activities

Net cash provided by financing activities of $98.3 million for nine months ended September 30, 2024 was primarily due the net proceeds from our Offering of $96.4 million.

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

Based upon our current operating plan, and the anticipated $150 million upfront payment due from Novartis, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Revenue Recognition

To date, our revenues have primarily consisted of consideration related to the License and Collaboration Agreement with Roche, which we are accounting for under ASC 606. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

Contractual obligations and commitments

During the three months ended September 30, 2024, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 14, 2024.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended September 30, 2024 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2024, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM platform, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock, registered direct offerings, and through our collaboration with Roche. From our inception through the date hereof, we raised an aggregate of $684.8 million of gross proceeds from such transactions. As of September 30, 2024, our cash, cash equivalents, restricted cash and marketable securities were $247.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $452.0 million as of September 30, 2024. For the years ended December 31, 2023 and 2022, we reported net losses of $135.4 million and $108.5 million, respectively. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $86.1 million and $102.1 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such product candidates via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of economic fluctuations, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2024, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Monte Rosa Therapeutics, Inc.

Date: November 7, 2024	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)