Form 10-K
period 2024-12-31
Monte Rosa Therapeutics, Inc.
filed 2025-03-20
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NASDAQ on June 30, 2024, was $199 million.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2025, was 61,509,821.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160 our NEK7-directed MGDs, including MRT-8102, and our CDK2 and CCNE1 MGDs;
•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and any future clinical trials, including our clinical trials for our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160, including statements regarding the nature of or the timing for when any results of any clinical trials will become available;
•
our ability to continue to develop our proprietary discovery engines, called QuEENTM, and to expand our proteomics and translational medicine capabilities;
•
the potential advantages of our discovery engine technology and product candidates;
•
the extent to which our scientific approach and discovery engine technology may target proteins that have been considered undruggable or inadequately drugged;
•
our plans to submit Investigational New Drug, or IND applications to the U.S. Food and Drug Administration, or the FDA for future product candidates;
•
the potential benefits of strategic collaborations and our ability to enter into strategic collaborations with third parties who have the expertise to enable us to further develop our biological targets, product candidates and discovery engine technologies, including our agreement with Novartis AG, or Novartis, for MRT-6160 and our agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel referred herein as Roche;
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
•
We are very early in our development efforts. All but two of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•
Our approach to the discovery and development of product candidates, which may also be referred to herein as development candidates, based on our QuEENTM discovery engine is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates.
•
We will need to raise substantial additional funding before we can expect to complete development of any of our product candidates or generate any revenues from product sales.
•
We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•
If we are unable to successfully develop our current programs into a portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.
•
If we encounter difficulties enrolling patients in our clinical trials, these clinical development activities could be delayed or otherwise adversely affected.
•
If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company developing a portfolio of novel and proprietary molecular glue degraders, or “MGDs”. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically relevant proteins, in effect editing the human proteome. MGDs function by inducing the engagement of an E3 ligase, such as cereblon, with defined structural features on surfaces of target proteins. These target proteins are also referred to as neosubstrates. The E3 ligase then tags the target protein for degradation by adding a molecular mark known as ubiquitin. We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches.

We have developed a proprietary and industry leading discovery engine, called QuEENTM (an abbreviation for “Quantitative and Engineered Elimination of Neosubstrates”) to enable our unique target-centric MGD discovery and development approach and our rational design of MGD product candidates.

We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches. To date, our QuEENTM discovery engine has identified numerous proteins for potential targeting by our MGDs, including those targeted by product candidates in our pipeline. We combine our artificial intelligence or “AI” / machine learning or “ML” engines with multiple proprietary experimental tools to identify therapeutically relevant target proteins amenable to degradation by our MGDs. We are continuously increasing our understanding of how MGDs function and we are using this understanding to develop design principles for the engineering of new MGDs. This growing expertise manifests in our expanding MGD library as well as our discovery and development pipeline. Using our insights, knowhow, and technology platform we have generated a library of MGDs that forms the basis for our MGD programs. At present, our library comprises a diverse set of rationally designed small molecules representing more than 1000 unique low molecular weight scaffolds and over 50,000 different MGD molecules. We also use our insights and learnings to continuously update and improve QuEENTM and our MGD library, consistently increasing the power of the discovery engine.

We prioritize our product development to address therapeutic targets backed by strong biological and genetic rationales. We are focused on developing solutions to clinically important indications, including indications in immunology, inflammation, oncology, and others. To date, our discovery engine has resulted in two programs in clinical development: MRT-2359, a GSPT1-directed MGD for MYC-driven solid tumors, and MRT-6160, a VAV1-directed MGD for immune-mediated diseases. We expect a third program, NEK7, to enter clinical development in the first half of 2025.

MRT-2359 is an orally bioavailable MGD targeting the translation termination factor protein GSPT1 and is currently in clinical development for potential use in MYC-driven tumors. GSPT1 (also known as eRF3a) is a translation termination factor that helps catalyze the termination of protein synthesis, facilitating the release of mRNA and newly synthesized protein from the ribosomal protein synthesis machinery. We have identified GSPT1 as a potential therapeutic vulnerability for MYC-driven cancers. MRT-2359, our GSPT1-directed MGD, is designed to preferentially affect growth and survival of cancer cells addicted to protein translation, such as those driven by high expression and activity of MYC family transcription factors. Our preclinical studies showed that through a functional association between GSPT1 and the MYC family of transcription factors, GSPT1 serves as a key regulator of MYC-induced protein translation, and that the degradation of GSPT1 using our MGDs, including MRT-2359, creates a potential vulnerability in multiple MYC-driven tumors. We initiated a Phase 1/2 clinical trial for the treatment of MYC-driven SCLC and NSCLC as well as high-grade neuroendocrine tumors and L- and N-MYC amplified tumors in October 2022. In the second half of 2024, we expanded this trial to include heavily pretreated castration-resistant prostate cancer (CRPC; in combination with enzalutamide) and heavily pretreated estrogen-receptor (ER+) positive breast cancer (in combination with fulvestrant), both tumor types characterized by high expression of c-MYC. Moving forward, we will deprioritize further development of MRT-2359 in SCLC, NSCLC, high-grade neuroendocrine tumors and L- and N-MYC amplified tumors, while prioritizing development in CRPC. This is based on a favorable safety profile and encouraging early signals of clinical activity in CRPC patients in combination with enzalutamide, including a confirmed RECIST response, and the lack of need for biomarker-based patient selection for this cohort of patients due to the widespread expression of c-MYC in this tumor type. This is in contrast to SCLC, NSCLC, high-grade neuroendocrine tumors and L-and N-MYC amplified tumors where further development would require continued investments into companion diagnostics, as well as more restrictive selection protocols for clinical trials. The Company believes that the lack of need for biomarker-based patient selection in CRPC due to the widespread expression of c-MYC in this tumor type will facilitate our future clinical development of MRT-2359.

We are continuing to enroll and evaluate patients with CRPC and we have the option to expand our enrollment in this current study to include up to 20-30 patients, including if we continue to observe positive signs of activity. CRPC remains an area of high unmet need and constitutes a potentially significant commercial opportunity for a product approved in this indication. We are also still awaiting initial results from the breast cancer cohort. We expect to present additional results in H2 2025, including results on ongoing initial safety evaluation of our combination of MRT-2359 with fulvestrant in ER+ breast cancer.

MRT-6160 is a VAV1-directed MGD being developed for immune-mediated diseases. VAV1, a Rho-family guanine nucleotide exchange factor, is a key signaling protein downstream of both the T- and B-cell receptors. Preclinical studies have shown that targeted degradation of VAV1 protein via an MGD modulates both T- and B-cell receptor activity. MRT-6160 has shown promising activity in preclinical models of neurologic and systemic autoimmune and inflammatory diseases and thus we believe has the potential to provide therapeutic benefits in multiple immune-mediated diseases, such as inflammatory bowel disease, rheumatoid arthritis, multiple sclerosis, and dermatological disorders. In October 2024, we announced a global exclusive development and commercialization license agreement with Novartis for VAV1 MGDs, including MRT-6160, for which we received $150 million upfront payment. Under the terms of the agreement, Novartis will obtain exclusive worldwide rights to develop, manufacture and commercialize MRT-6160 and other VAV1 MGDs and will be responsible for all clinical development and commercialization, starting with Phase 2 clinical studies. We have announced initial clinical results from our Phase 1 study of MRT-6160, demonstrating deep VAV1 degradation of greater than 90%, significant T and B cell functional inhibition, profound inhibition of cytokine release from T and B cells ex-vivo, and a generally favorable safety and tolerability profile. We believe the data support a clear path to Phase 2 studies and broad potential applications in immune-mediated diseases.

Our first product candidate for our NEK7 program, MRT-8102, is now in IND-enabling studies, with an IND filing with the FDA planned for H1 2025. MRT-8102 is a NEK7-directed MGD targeting diseases driven by IL-1β and the NLRP3 inflammasome. The NLRP3 inflammasome is a multiprotein complex that serves as a central node to integrate cellular signals generated by pathogens, cell damage and stress, and subsequently triggers the generation of pro-inflammatory cytokines, such as IL-1β. Aberrant NLRP3 inflammasome activation has been implicated in several inflammatory disorders including pericarditis, gout, osteoarthritis, Parkinson’s disease, obesity, and atherosclerosis. NEK7 facilitates assembly and activation of the NLRP3 inflammasome in a kinase-independent manner, suggesting that degradation of NEK7 with an MGD molecule would be a potentially attractive therapeutic approach to preventing NLRP3 activation and release of IL-1β. In light of the strategic importance of our NEK7 program and the potential role of the NLRP3 inflammasome in inflammatory responses in the CNS in multiple systemic and neurologic disorders, we expect to advance a second NEK7 MGD product candidate optimized for CNS penetration through Lead Optimization and we anticipate being able to file an IND for this program in 2026.

We are also advancing programs directed at cyclin-dependent kinase 2 (CDK2) and cyclin E1 (CCNE1), key drivers of cell cycle progression in cancer.

Our CDK2-directed MGDs have demonstrated superior selectivity for CDK2 in preclinical models as compared to several clinical-stage small molecule CDK2 inhibitors, which we believe will be important to mitigate toxicity limitations reported for CDK2 inhibitors in development. In preclinical models of ER+ breast cancer our CDK2 MGDs reduced tumor burden when added to standard of care therapy. We believe our preclinical data supports further clinical evaluation of our CDK2 MGDs as a potential improvement over current standard of care therapies in ER+ breast cancer, including, potentially without the toxicity limitations reported for CDK2 inhibitors currently in development.

Cyclin E1 is a protein that plays a crucial role in the cell cycle and is a frequently amplified non-enzymatic driver oncogene relevant in multiple solid tumors, and that has not been druggable by conventional modalities. Our proprietary Cyclin E1 MGDs may represent a potential novel therapeutic approach for treatment of such solid tumors by directly and selectively targeting Cyclin E1. We believe our cyclin E1 MGDs could provide a highly differentiated alternative and additional approach to other cell-cycle focused therapeutics.

We are currently evaluating our CDK2 and Cyclin E1 MGD programs in multiple preclinical models to determine an optimal path to IND submission, the first of which is expected in 2026.

Our proprietary QuEENTM discovery engine uniquely enables us to rationally design and develop our diverse library of MGDs and to deploy them against target proteins identified through our QuEENTM discovery engine. Uniquely, many of these target proteins are considered inadequately drugged or completely undruggable by other therapeutic modalities. We actually consider a target protein’s lack of druggability as one of our key criteria for our discovery and development selection and prioritization process. Our resulting MGDs are designed to reprogram the E3 ligase to bind to and induce the degradation of a therapeutically relevant target protein. Central to our QuEENTM discovery engine is a detailed understanding of the molecular interactions promoted by our MGDs between E3 ligases and structural features on the surface of therapeutically relevant proteins, which we refer to as degrons.

Key components of our QuEENTM discovery engine are:

•
AI/ML engines: Our focus on protein surface characterization enables us to identify reprogrammable E3 ligases and E3 ligases-accessible targets. We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and cryoEM, and structures from predicted protein folding. Our AI/ML engine continuously learns from experimental results with our expanding MGD library, identifying new degrons and targetable proteins across the proteome.
•
High throughput screening, structural biology and proteomics capabilities: We have developed a suite of high-throughput assays that rapidly assess our proprietary MGD library and MGDs generated during specific programs. Coupled with customized automation and robotic systems, our assays can measure ternary complex formation in both a biochemical and cellular format, as well as measure degradation of target proteins in cells, which we use to screen, identify and rapidly optimize our MGDs.
•
Proprietary MGD library: Our wholly-owned, proprietary, diverse, and continuously growing chemical library of currently over 50,000 MGDs that we have rationally designed based on our growing expertise in molecular glue anatomy and design, our large proteomics and screening databases, and AI/ML algorithms. Library compounds currently represent more than 1000 unique low molecular weight scaffolds with favorable binding affinities for an E3 ubiquitin ligase.

By capturing our insights and experience with the identification of target proteins amenable to our approach as well as the discovery and development of MGDs through QuEENTM, we are constantly increasing the power of our discovery engine.

Our QuEENTM discovery engine continues to generate discovery stage programs targeting therapeutically relevant proteins otherwise considered undruggable or inadequately drugged. We are progressing our discovery stage programs for multiple other undisclosed target proteins. Our focus is on target proteins that have been considered undruggable or insufficiently drugged, that are highly credentialed preclinically or clinically, and that can potentially move into the clinic in indications with high unmet need and substantial commercial potential.

In October 2023, our wholly-owned subsidiary, Monte Rosa Therapeutics AG, or Monte Rosa AG, entered into a strategic collaboration and licensing agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel referred herein as Roche. Pursuant to the License Agreement, the parties will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. We will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities. Under the terms of the agreement, Monte Rosa received an upfront payment of $50 million, and is eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, Monte Rosa is entitled to receive from Roche an upfront payment of up to $28 million, and potential preclinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered percent royalties ranging from high-single-digit to low- teens on any products that are commercialized by Roche as a result of the collaboration.

In October 2024, we and Novartis entered into a License Agreement under which Monte Rosa granted to Novartis an exclusive license to develop, manufacture, and commercialize VAV1-directed MGDs including MRT-6160. Monte Rosa is responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Monte Rosa received from Novartis an upfront payment of $150 million and is eligible to receive up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies and including potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories. Monte Rosa and Novartis also agreed to a net profit and loss sharing arrangement, in which Monte Rosa will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. Monta Rosa is eligible to receive from Novartis potential sales milestones payments and tiered royalties in connection with sales outside of the United States. Monte Rosa will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies except for the Phase 3 cost covered by Monte Rosa under the profit and loss sharing agreement.

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

Our product pipeline

We have leveraged our QuEENTM discovery engine to generate our pipeline of product candidates with the potential to treat a diverse range of diseases through targeted protein degradation. Our current programs are focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in well-characterized biological pathways across clinical indications in immunology, inflammation, oncology, and other diseases with high unmet needs. We currently retain exclusive worldwide rights to the programs shown in Figure 1 below, except for MGDs directed against VAV1 including MRT-6160, which we licensed to Novartis in October 2024, and the discovery targets included in the Roche collaboration.

Figure 1: Monte Rosa Pipeline

Over the next several years, we plan to expand our early-stage product portfolio into other therapeutic areas, leveraging the ability of our QuEENTM discovery engine to degrade therapeutically relevant proteins in areas including cardiovascular, metabolic, and genetic diseases, as shown in Figure 2.

Figure 2: Monte Rosa Pipeline Expansion Strategy

Our strategy

Our mission is to discover and develop a portfolio of novel small molecule MGDs that selectively eliminate therapeutically relevant proteins to benefit patients in a broad range of indications with significant unmet medical need. We believe the product candidates identified through our proprietary QuEENTM discovery engine can provide distinct advantages over other modalities, including to address target proteins that have been considered undruggable or inadequately drugged. We intend to fully develop certain programs internally, while also utilizing collaborations to advance programs in areas where we believe that external expertise and financial resources may enable us to more fully realize the therapeutic and commercial potential of a program.

Conventional small molecule inhibitor drugs generally work by interfering with the activity of a target protein through an interaction between the drug and a defined binding pocket on the target protein, typically an enzymatically active site of a protein, with a goal to inhibit that protein or its interaction with other proteins. This limits the application of such drugs to proteins with a succinct binding pocket. Within this field, as binding pockets tend to be highly conserved within protein classes and families, achieving selectivity can be challenging. Even where a protein’s active site can be targeted, potentially with selectivity, protein inhibition does not always provide the desired functional outcome.

MGDs on the other hand, provide for therapeutic opportunities not constrained by some of the key limitations of conventional small molecule inhibitor drugs. MGDs provide an opportunity to target the vast universe of target proteins without a defined binding pocket, in a highly selective way, due to the diversity of surfaces that can be targeted, resulting in reversible elimination of a target protein. More specifically, because MGDs work by inducing protein-protein interactions between target proteins and an E3 ligase, they do not require a defined binding pocket on the target protein of interest. Thus, MGDs offer a unique opportunity to unlock significant target space and enable us to address target proteins that have been considered undruggable or inadequately drugged. The interaction surfaces we utilize are often not conserved within protein classes and families, allowing us to potentially achieve significant selectivity for our MGD product candidates that we believe is superior to classical small molecule inhibitor drugs. Lastly, we focus on target proteins where experimental evidence suggests that removal of the target is superior to transiently inhibiting it, in particular proteins that have a scaffolding function.

Through our ability to produce potentially highly selective MGDs with fine-tuned speed and depth of degradation, we believe we can generate MGD product candidates with a wide therapeutic window and other therapeutic advantages that may be beneficial in a broad range of indications, including immunology, inflammation, oncology, metabolic diseases, cardiovascular diseases, genetic diseases, and diseases of the central nervous system or CNS. We believe our platform has the capability to produce MGDs suitable for distribution into any tissue, including MGDs designed to be CNS-penetrant, such as our MGDs for NEK7.

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

Key elements of our strategy include:

•
Continue to advance our GSPT1-directed MGD program through clinical development and towards seeking regulatory approval. We received FDA clearance of our IND for MRT-2359 in September 2022 and initiated patient dosing in our ongoing Phase 1/2 clinical trial in October 2022. In October 2023, we announced interim clinical data from the Phase 1 dose escalation part of our ongoing MRT-2359 Phase 1/2 study demonstrating favorable pharmacokinetic (PK), pharmacodynamic (PD), and tolerability profiles in heavily pretreated patients, including lung cancers and high-grade neuroendocrine tumors. In the second half of 2024, we expanded this trial to include heavily pretreated castration-resistant prostate cancer (in combination with enzalutamide) and heavily pretreated estrogen-receptor (ER+) positive breast cancer (in combination with fulvestrant), both tumor types characterized by high expression of c-MYC. We recently announced additional results from our Phase 1/2 study of MRT-2359 demonstrating encouraging signals of clinical response in castration-resistant prostate cancer (CRPC) patients resistant to AR therapy, including a confirmed RECIST response. Moving forward, we will deprioritize further development of MRT-2359 in SCLC, NSCLC, high-grade neuroendocrine tumors and L- and N-MYC amplified tumors while prioritizing development in CRPC. This is based on a favorable safety profile and encouraging early signals of clinical activity in castration-resistant prostate cancer (CRPC) patients in combination with enzalutamide, including a confirmed RECIST response, and the lack of need for biomarker-based patient selection for this cohort of patients due to the widespread expression of c-MYC in this tumor type. This is in contrast to SCLC, NSCLC, high-grade neuroendocrine tumors and L-and N-MYC amplified tumors where further development would require continued investments into companion diagnostics, as well as more restrictive selection protocols for clinical trials. We believe that the lack of need for biomarker-based patient selection in CRPC due to the widespread expression of c-MYC in this tumor type will facilitate our future clinical development of MRT-2359. We are continuing to enroll and evaluate patients with CRPC, with the potential to expand enrollment to 20-30 patients if a positive efficacy signal continues to emerge. CRPC remains an area of high unmet need and constitutes a potentially significant commercial opportunity if the initial data are confirmed in a larger sample of patients. We are also still awaiting initial results from the breast cancer cohort. We expect to present additional results in H2 2025, including results on ongoing initial safety evaluation of our combination of MRT-2359 with fulvestrant in ER+ breast cancer;
•
Continue to advance our VAV1-directed MGD program through completion of activities to prepare for Phase 2 initiation, following which, pursuant to our Agreement with Novartis, Novartis will be responsible for all further clinical development and commercialization. We believe our global license agreement with Novartis will accelerate and broaden the scope of clinical development of MRT-6160 while retaining substantial value for us, including through milestone payments and our share of the US P&L for MRT-6160 provided under our Agreement;
•
Continue to advance our NEK7-directed MGD program through IND filing and into clinical trials. In March 2024, we announced our development candidate MRT-8102, targeting diseases driven by IL-1β and the NRLP3 inflammasome. Aberrant NLRP3 inflammasome activation and the subsequent release of active IL-1β and interleukin-18 (IL-18) has been implicated in multiple inflammatory disorders such as pericarditis, gout, osteoarthritis, Parkinson’s disease, obesity, and atherosclerosis. MRT-8102 is an orally bioavailable MGD that has shown potent, selective, and durable degradation of NEK7 and near-complete reductions of IL-1β in a non-human primate model following ex vivo stimulation of whole blood. We expect to submit an IND for MRT-8102 in H1 2025. In light of the strategic importance of our NEK7 program and the crucial role of the NLRP3 inflammasome in inflammatory responses in the CNS in multiple systemic and neurologic disorders, we are advancing a second NEK7 program optimized for CNS penetration through Lead Optimization and we anticipate IND submission for this program in 2026.

•
Advance our cell cycle program to IND submission. We believe our programs directed at CDK2 and CCNE1, key drivers of cancers with cyclin dependent kinase pathway alterations, have the potential to achieve greater selectivity for the CCNE/CDK2 complex versus conventional CDK inhibitors, as well as more sustained pathway inhibition compared to inhibitors. We are currently evaluating MGDs for both programs in multiple preclinical models to determine the optimal first MGD to advance to IND submission, which is expected in 2026.
•
Continue to advance and develop our pipeline of rationally designed MGDs to transform the treatment of diseases in multiple therapeutic areas. Through our QuEENTM discovery engine, we have identified a variety of additional degron-containing proteins that are amenable to our approach and are either undruggable or insufficiently drugged and we continue to build MGDs against these proteins. We continue to advance programs into lead optimization, and to identify new degron-containing target proteins as well as MGDs. We will continue to prioritize therapeutically relevant target proteins backed by strong biological and genetic rationale with the goal of producing novel precision medicines. These opportunities include indications such as immunology, inflammation, oncology as well as others;
•
Continue to enhance and expand the capabilities of our QuEENTM discovery engine to unlock the full therapeutic potential of our MGDs in our targeted therapeutic areas. We employ a core set of drug discovery and development principles to guide our target protein selection across various protein classes and therapeutic areas. We are specifically focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in preclinically and clinically well-characterized biological pathways;
•
Expand and protect our proprietary know-how and intellectual property. We continue to innovatively expand our intellectual property around our innovations in the field of targeted protein degradation and in particular MGDs. Our intellectual property, which includes proprietary know-how, patent applications and issued and expected patents, as well as trade secrets, applies not only to our product candidates, but also to all of our various innovations, including, for example, our drug discovery processes including our QuEENTM discovery engine; our AI-based E3 ligase characterization algorithms, AI-based degron discovery algorithms, AI-based novel MGD design algorithms, and in silico screening algorithms; our drug development tools; our growing library of MGDs; the innovative methods and approaches we have developed to rationally design MGDs to expand our library, and to certain biomarkers and therapeutic applications for our potential product candidates;
•
Execute our discovery collaboration with Roche in the areas of cancer and neurology. Under the terms of the agreement, Monte Rosa will lead discovery and preclinical activities against multiple select cancer and neurological disease targets to a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development of the compounds. We believe this collaboration will enable and accelerate expansion of our platform into neuroscience and additional areas of oncology; and
•
Consider additional strategic collaborations in select therapeutic areas to fully realize the potential of our QuEENTM discovery engine. Our goal is to become a fully integrated biopharmaceutical company that delivers pioneering therapies for patients. We currently retain all rights to our programs and platform, except for the discovery targets included in the Roche collaboration and MRT-6160, for which we entered an exclusive global development and commercialization agreement with Novartis in October of 2024. To support our goal, we will selectively explore additional strategic partnerships where we can leverage complementary capabilities in discovery, development, and commercialization in disease areas within and outside our core areas of therapeutic focus to bring transformative therapies to patients with high unmet medical needs.

Background on targeted protein degradation and molecular glue degraders

Proteins drive nearly all biochemical reactions in the body and many diseases stem from abnormal intracellular protein activity. Proteins, including those inside the cell and on its surface, are attractive therapeutic targets; nevertheless, despite advances in therapeutic modalities, approximately 75% of human proteins remain undruggable by traditional small molecule inhibitors.

Challenges with druggable vs. undruggable proteins

Traditional small molecule inhibitors target proteins by binding to a pocket on the protein’s surface, but many proteins lack such pockets, making them undruggable. Key disease-driving proteins, including transcription factors, scaffolding proteins, and enzyme modulators, often lack druggable pockets. The absence of a binding pocket presents a challenge to the development of traditional small molecule inhibitors. Other therapeutic modalities that can target such proteins, such as therapeutic antibodies, oligo-based nucleotides, and genetic therapies, are limited in their ability to address aberrant protein behavior. Although these therapies have improved patient outcomes, they face challenges in delivery, scalability, and therapeutic application. A summary of characteristics of various therapeutic modalities compared to MGDs is shown in Figure 3.

Figure 3: The Next Generation of Precision Medicine-Based Small Molecule Drugs; Selectively Editing the Human Proteome with Rationally Designed MGDs

Molecular glues: a rapidly emerging approach to protein degradation

Protein degradation is one of the body’s natural processes by which proteins are eliminated from human cells through the attachment of a molecular tag, called ubiquitin, to a protein by any of the approximately 600 human E3 ligases, marking the protein for degradation by the proteasome in the cell. Targeted protein degradation can be mediated by two small molecule classes: MGDs (molecular glue degraders) and PROTACs (proteolysis-targeting chimeras, also known as heterobifunctional degraders) (illustrated in Figure 4).

We believe the targeted protein degradation approach offers many features that make it an attractive therapeutic modality:

•
Removal of a target protein: partial or complete removal of a target protein can lead to more complete inhibition of signaling and metabolic pathways, thus resulting in more profound and longer lasting pharmacodynamic effects than traditional reversible or irreversible inhibition can induce.
•
Targeting intracellular proteins: small molecule-based protein degraders, in particular MGDs, readily cross cell membranes or can be optimized to do so.
•
Ease of delivery: small molecule-based protein degraders, in particular MGDs, can be delivered through various routes of administration, including orally.
•
Systemic and tissue distribution: since most small molecule-based degraders, in particular MGDs, are low molecular weight compared to other therapeutic modalities, tissue distribution, such as into the CNS or tumor tissues, poses less of an issue.
•
Catalytic mode of action: after inducing degradation of a target protein molecule, the small molecule-based protein degrader-E3 ligase complex is able to induce the degradation of additional target protein molecules. Thus, the small molecule-based protein degrader acts catalytically, unlike protein inhibition, causing the removal of many target protein molecules with a single MGD molecule, thereby editing the cellular proteome.

•
Event driven pharmacology: unlike with inhibitors where prolonged engagement of the drug with the protein is required for efficacy, small molecule-based protein degraders only require engagement with the E3 ligase and the target protein long enough to induce tagging for degradation.

As described above, there are multiple potential advantages of the protein degradation approach, but one of the most intriguing is the potential to achieve greater therapeutic benefits resulting from the durable but reversible removal of a target protein from the cellular proteome.

Figure 4: Molecular Glue Degraders; Expanding Target Space, Fostering a New Generation of Drugs

Our approach

MGDs are small molecule-based protein degraders designed to modify an E3 ligase’s binding specificity and thus can employ the body’s natural mechanisms of protein destruction to selectively eliminate therapeutically relevant proteins.

Our QuEENTM discovery engine was built for the rational, target-centric discovery of potent and selective MGDs with favorable drug-like properties, thus potentially systematically overcoming common challenges of MGD discovery, as illustrated in Figure 5.

Figure 5: QuEENTM is Redefining the Rules of MGD Discovery

We believe our discovery engine has the potential to continue to deliver MGD product candidates, including product candidates that could address target proteins that have been considered undruggable or inadequately drugged, while possessing attractive pharmaceutical properties. As shown in Figure 6, our initial programs are utilizing cereblon as the E3 ligase system to tag target proteins. Through our generation of data-at-scale, AI/ML platform and proprietary MGD library we have expanded and continue to expand chemical and target space, and have begun to leverage other E3 ligase systems.

Figure 6: Our Rational Approach to Unleash the Full Potential of MGDs

We have built our discovery engine on the insight that deep knowledge and understanding of features of protein surfaces drives MGD discovery. Surfaces and their unique features mediate protein-protein interactions and targeted protein degradation. As shown in Figure 7, interrogating surfaces using geometric deep learning enables us to identify reprogrammable ligases and the matching target protein space, creating broad potential opportunities to eliminate undruggable, disease-driving proteins through “only-in-class” MGDs.

Figure 7: Surface Interactions Drive "Only-in-Class" MGD Designs

QuEENTM Discovery Engine

We design and develop molecular glue degraders or MGDs in a rational and iterative approach using our industry-leading and dynamic QuEENTM discovery engine, encapsulating our team’s proprietary knowledge and discovery capabilities across biology, chemistry and computational sciences, from which we are generating our library and pipeline of MGD product candidates. Through our discovery engine, we have built intellectual property that allows us to induce a high degree of surface complementarity between the E3 ligase and a target protein, potentially leading to high potency and selectivity for the therapeutically relevant target proteins we select.

The QuEENTM discovery engine was built to support our target-centric approach to the discovery and development of MGD drugs that degrade a wide landscape of therapeutically-relevant target proteins by (i) systematically identifying degrons and other surface features on target proteins that may enable ternary complex formation and consequential degradation by E3 ligases, (ii) understanding how to reprogram the surface of endogenous E3 ligases using small molecule-based MGDs; and (iii) rationally designing MGDs that can be optimized towards high potency and selectivity, with favorable pharmaceutical properties. Our process of degron discovery and MGD design is highly iterative and interdisciplinary. Powerful AI modeling guides our high throughput screening and chemo-proteomics, which in turn feeds information back to the AI engine, and the accumulated knowledge is used to guide our MGD library expansion. For example, MGD discovery and development for a protein target can pass from degron identification, to MGD hit identification, to in silico improvement, to a round of chemo-proteomics validation, to chemical library alterations and back, until we reach the desired selectivity and degradation. Figure 8 provides a schematic overview of some of the unique and critical features of our QuEENTM discovery engine.

Figure 8: Monte Rosa’s QuEENTM Discovery Engine: An Industry Leading Target-Centric Approach to MGD Discovery and Development

Our Proprietary MGD library

We discover and develop lead MGDs for degron-containing target proteins by screening our MGD library of currently over 50,000 MGD molecules, and applying proximity screening tools, our chemo-proteomic capabilities and our knowledge of the cereblon-binding surface and variations in degron structures and other surface features. Our highly diverse library of MGDs is continuing to expand based on our growing expertise in MGD design and development captured in QuEENTM. We have developed unique and innovative synthetic chemistry approaches to access over 1,000 scaffolds, each designed to probe three-dimensional structural and chemical property space differently. These scaffolds are being utilized as building blocks to generate our proprietary library of highly diverse compounds. The modular construction of our library allows us to explore different areas of chemical space and follow-up rapidly on hits from our library. As shown in Figure 9, our highly diverse library of MGDs leverages different areas of the cereblon surface to engage diverse degrons and surface features on target proteins. Our library has given rise to multiple series of MGDs for each of the target proteins currently being studied across our disclosed and undisclosed portfolio.

Figure 9: Monte Rosa's Proprietary MGD Library: A Novel and Structurally Diverse Cereblon-Centric Library

Our AI/ML engine fAIceit identifies reprogrammable E3 ligases and E3 ligases-accessible target proteins

Our focus on protein surface characterization sets us apart, enabling us to identify reprogrammable E3 ligases as well as potential target proteins amenable to our approach. We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and cryoEM, and structures from predicted protein folding. fAIceit – our proprietary geometric deep learning engine for surface characterization - continuously learns from our expanding MGD library, identifying new degrons and surface features in targetable proteins across the proteome.

High throughput screening of our proprietary library identifies active MGDs

We have developed a suite of high-throughput assays that rapidly assess our proprietary MGD library and MGDs generated during specific programs. Coupled with customized automation and robotic systems, our assays can measure ternary complex formation in both a biochemical and cellular format, as well as measure degradation of target proteins in cells, which we use to screen, identify and rapidly optimize our MGDs.

Our quantitative proteomics profiling assays for neosubstrate identification and MGD optimization

Utilizing mass-spectrometry-based proteomics, we have developed a suite of high throughput quantitative profiling assays to assess cellular target degradation, selectivity of degradation, target ubiquitination, and ternary complex formation. Data are processed and available in BaseCamp, our proprietary data analysis platform. This large proprietary dataset is used to train our AI/ML algorithms, identify novel targets, and to assess our MGDs during lead optimization programs.

Our structural biology platform enables the rational design of our MGDs

Leveraging high-throughput crystallization and cryo-electron microscopy, we have established a robust pipeline for generating high resolution protein structures. We use structural insights derived from these to support the design of our MGD library, rationally optimize our MGDs during lead optimization programs, and validate novel binding modes. Our database includes ternary complex structures of novel binding modes that are highly diverse in structure and sequence.

Our QuEENTM discovery engine has enabled us to discover novel degrons and binding modes, some of which are shown in Figure 10, dramatically expanding our addressable target space. We have used our AI engine and a rational design approach to discover MGDs that are exquisitely selective, enabling us to potentially eliminate therapeutically relevant target proteins in pathways that are highly relevant for diseases with high unmet need in immunology, inflammation, and oncology as well as other diseases.

Figure 10: Novel Binding Modes that are Highly Diverse in Structure, Sequence

QuEENTM expansion

Our QuEENTM discovery engine was originally focused on identifying and developing MGDs that induce the binding of degron-containing neosubstrates to cereblon as a means of targeting them for degradation. Using our established tools, we are expanding the scope of QuEENTM to further grow the cereblon target space, to leverage additional E3 ligases for targeted protein degradation, and to extend the utility of our MGDs as next-generation antibody conjugates.

•
Expand chemical space: As we rationally designed our MGD compound library to increase diversity, our preclinical studies identified novel degrons and surface features on potential target proteins that engage cereblon in new binding modes. Our AI-driven algorithms predict proteins containing these novel degrons and surface features, and our rational design approach expands the chemical diversity of our MGD library to engage this diverse and growing set of cereblon-accessible proteins. We have now grown our library to 1,000 unique scaffolds and more than 50,000 MGD molecules;
•
Activate new E3 ligases: We believe that we will be able to reprogram other E3 ligases through the discovery of ligase specific MGDs as well as specific ligase-accessible degrons, thus enabling us to generate ternary complexes with a further subset of the approximately 600 E3 ligases;
•
Grow target space: We believe expanding degron identification, E3 ligase activation, and MGD chemical space will unlock previously undruggable proteins for therapeutic intervention;
•
ACDCs: We have shown in vitro the potential to degrade several currently undruggable, pan-lethal targets with MGDs. MGDs to these proteins are compatible with common linker technologies and may be ideal next-generation antibody cargos.

Figure 11: QuEENTM Discovery Engine Expansion

Our Precision Medicine Approach for MYC-driven Cancers

MRT-2359, a highly selective and orally bioavailable GSPT1-directed molecular glue degrader (MGD) in development for the treatment of MYC-driven cancers

Overview

GSPT1 (also known as eRF3a) is a translation termination factor that helps catalyze the termination of protein synthesis, facilitating the release of mRNA and newly synthesized protein from the ribosomal protein synthesis machinery. We have identified GSPT1 as a potential therapeutic vulnerability for cancers will high levels of protein translation, including MYC-driven cancers.

MRT-2359 is an orally bioavailable MGD that we have shown using extensive in vitro and in vivo studies to induce the degradation of GSPT1. MRT-2359 is designed to preferentially affect growth and survival of cancer cells addicted to protein translation, such as those driven by high expression and activity of MYC family transcription factors. In vivo, once daily oral dosing of MRT-2359 led to a potent anti-tumor activity in MYC-driven, cell-line-derived xenograft models as well as patient-derived xenograft models of NSCLC and SCLC. MRT-2359 is currently in a Phase 1/2 clinical trial (ClinicalTrials.gov Identifier: NCT05546268). Based on our clinical work to date, we plan to continue development of MRT-2359 in CRPC, while deprioritizing further development in SCLC, NSCLC, high-grade neuroendocrine tumors and L- and N-MYC amplified tumors.

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

Figure 12: The Role of GSPT1 in MYC-driven, Translationally Addicted Cancer Cells

Targeting GSPT1 with MRT-2359 (preclinical data and studies)

MRT-2359 is a potent and selective GSPT1-directed MGD discovered and rationally designed using our QuEENTM discovery engine. Key features and parameters of MRT-2359 are provided in Figure 13.

Figure 13: MRT-2359 is a Selective and Orally Bioavailable GSPT1-directed MGD Rationally Designed Using our QuEENTM Discovery Engine

As shown in Figure 14, MRT-2359 has optimized depth of degradation to achieve preferential activity in MYC high cancer cells. Compared with a non-optimal GSPT1 degrader, MRT-2359 displays preferential activity in MYC driven NSCLC cells, as shown in the top right panel. The optimal level of GSPT1 degradation to achieve preferential activity in MYC high cells is approximately 60-70% as determined by Western blot, as shown in the left panel. Higher levels of degradation lead to a more pan-toxic phenotype without differential activity in MYC high cells.

Figure 14: MRT-2359 Has Optimized Depth of Degradation to Achieve Preferential Activity in MYC High Cancer Cells

Collectively, we believe that our data supports that the preferential inhibition of growth and survival of MYC-driven versus MYC-independent tumor cells results from a combination of (i) preferential degradation of GSPT1 in cancer cells with high MYC expression, (ii) inhibition of translation, whereby MRT-2359-induced reduction of GSPT1 preferentially impairs protein synthesis in tumor cells with high MYC expression and (iii) downregulation of MYC expression and transcription activity in MYC-addicted but not MYC-independent tumor cells, as depicted in Figure 15.

Figure 15: Three Mechanisms Driving Preferential Activity in MYC High Cancer Lines

Indications Investigated in Our Study

We believe that there are multiple tumor types in which the MYC pathway is highly activated, and several (indicated in figure 16) were explored in our Phase 1/2 clinical trial. As shown in Figure 16, in our Phase 1/2 clinical trial, in addition to L-MYC and N-MYC driven smaller indications that we believe may require a precision medicine approach for patient identification, we are testing the potential of MRT-2359 in c-MYC-driven tumors that present large potential opportunities, including c-MYC driven cancer types such as prostate cancer (including tumors with the AR-V7 splice variant) and breast cancer. We believe such indications will not require patient selection due to the widespread overexpression and activation of c-Myc in those tumor types, which will simplify patient recruitment for our ongoing study.

Figure 16: MYC-Driven Pathologies Explored in MRT-2359 Phase 1/2 Trial

MRT-2359-001 Phase 1/2 Study

Our ongoing Phase 1/2, open-label, multicenter study, illustrated in Figure 17, is designed to assess the safety, tolerability, PK, PD, and preliminary clinical activity of MRT-2359 in patients with select previously treated solid tumors.

Patients have been dosed with MRT-2359 in 6 dose levels across two dosing schedules: a 5-days on and 9-days off drug (5/9) dosing schedule; and a 21-days on and 7-days off drug (21/7) dosing schedule. The study has enrolled patients with a diverse set of tumor types, including non-small cell lung cancer (NSCLC), small cell lung cancer (SCLC), high-grade neuroendocrine (NE) tumors of the prostate, bladder and other organs of origin, heavily pretreated androgen receptor-positive prostate cancer, and heavily pretreated estrogen receptor-positive breast cancer.

In December 2024, we provided a development progress update, including the selection of 0.5 mg using the 21/7 dose schedule as the recommended phase 2 dose (RP2D) for any expansion cohorts of the Phase 1/2 study. Furthermore, using the 5/9 dosing schedule, daily doses of 0.5 mg and 1 mg were identified as having a generally favorable safety profile, while doses of 1.5 mg or higher were above the maximum tolerated dose (MTD) with thrombocytopenia being a dose limiting toxicity (DLT). Using the 21/7 schedule, both 0.5 and 0.75 mg were identified as having a generally favorable safety profile.

Figure 17: MRT-2359 Phase 1/2 Clinical Study Design

Results from MRT-2359-001 Phase 1/2 Study

A total of 59 patients were dosed with MRT-2359 as a monotherapy in 6 dose levels across the two dosing schedules. 32 patients were treated on the 5/9 schedule and 27 on the 21/7 schedule. Patient demographics and clinical characteristics in the dose escalation cohorts are shown in Figure 18. The median age was 63, and approximately half the patients were female. Patients were predominantly ECOG performance status 0 or 1. There were 23 NSCLC patients, 13 SCLC patients, 16 high grade NE patients, and 7 N-MYC or L-MYC amplified cancer patients. The median number of prior lines of therapy was 3.

Figure 18: Patient Demographics and Clinical Characteristics in Dose Escalation

Patient Characteristic	Total (N=59)*
Age, median (range), years	63 (30-80)
Female, N (%)	30 (51)
Race, N (%)	
White	48 (81)
Black	4 (7)
Asian	3 (5)
Other	4 (7)
ECOG performance status, N (%)	
0 or 1	58 (98)
2	1 (2)
Cancer type, N (%)	
Non-small cell lung cancer	23 (39)
Small cell lung cancer	13 (22)
High-grade neuroendocrine cancer	16 (27)
N-MYC or L-MYC amplified cancer	7 (12)
Number of prior lines of therapy, median (range)	3 (1-8)

** 32 patients treated on the 5/9 schedule and 27 patients on the 21/7 schedule*

Data cut off: 10 March 2025

Doses of 0.5 mg and 1 mg at the 5/9 drug schedule and 0.5 mg and 0.75 mg on the 21/7 drug schedule were well tolerated with mostly low-grade adverse events (AEs). Doses of 1.5 mg or higher were above the maximum tolerated dose (MTD). Dose limiting toxicities were thrombocytopenia (N=6), with or without neutropenia/leukopenia, and 1 patient Grade 3 ALT/AST elevation. Figure 19 details treatment related AEs occurring in 10% of more of patients.

Importantly, dose-limiting toxicities reported with non-selective competitor GSPT1 degraders such as hypocalcemia, hypotension and cytokine release syndrome were not reported in the MRT-2359 study.

Figure 19: MRT-2359 Treatment-Related AEs in > 10% patients (N=59)

L-MYC and N-MYC expression in tumor tissue obtained at baseline was assessed in 46 patients and 35 were evaluable for response assessment per RECIST 1.1. Overall, as compared to preclinical data, we observed lower than expected frequency of tumors with high L-MYC or N-MYC expression in NCSLC (0% biomarker positive),

SCLC, including cases were NSCLC had transformed to SCLC (31% biomarker positive), and high grade NE tumors (17% biomarker positive). Figure 20 graphs the biomarker status for patients where this could be assessed.

Figure 20: Biomarker Status in L-/N-MYC Amplified Tumors, NSCLC, SCLC and High-Grade NE Tumors

To assess pharmacodynamic (PD) modulation of GSPT1 in tumors following treatment, targeted mass spectrometry was performed on 17 paired tumor biopsies that met internal quality control criteria. Optimal degradation of approximately 60-70% (in line with preclinical data) was seen in tumor samples of patients with biomarker positive cancers, defined by L-/N-MYC high expression or amplification/fusion. Consistent with our hypothesis and preclinical findings, degradation of GSPT1 was lower in biomarker negative tumors.

Figure 21: PD modulation in L-/N-MYC Amplified Tumors, NSCLC, SCLC and High-Grade NE Tumors

L-MYC and N-MYC expression levels in tumor tissue obtained at baseline or known L-MYC or N-MYC amplification in the absence of tissue was available in 48 patients, of which 37 were evaluable for response per RECIST 1.1

Activity was assessed per RECIST 1.1 criteria in biomarker positive and negative patients. There were 13 patients determined to be biomarker positive with high L-MYC or N-MYC expression, including patients with L-MYC or N-MYC amplification without tumor tissue for expression analysis. Of these 13 patients, one patient had a confirmed partial response (PR), and 4 patients had stable disease (SD), for a disease control rate (DCR; PR/SD) of 38%.

24 patients were determined to be biomarker negative, based on low L-MYC and N-MYC expression. Of these patients, one patient had an unconfirmed PR and 3 patients had SD. The DCR rate was 17%.

In aggregate, we believe that the low biomarker positivity in the cancer types tested in the dose escalation cohorts and the need for companion diagnostic development moving forward does not support our prioritizing additional studies in lung cancer, high-grade neuroendocrine tumors and L- and N-MYC amplified tumors. In light of early clinical results from our CRPC cohort, where expression of c-MYC is widespread and biomarker-based patient selection will not be required, we plan to prioritize development in CRPC, and we do not plan to open expansion cohorts in in SCLC, NSCLC, high-grade neuroendocrine tumors and L- and N-MYC amplified tumors. This is in contrast to SCLC, NSCLC, high-grade neuroendocrine tumors and L-and N-MYC amplified tumors where further development would require continued investments into companion diagnostics, as well as more restrictive selection protocols for clinical trials. We believe that the lack of need for biomarker-based patient selection in CRPC due to the widespread expression of c-MYC in this tumor type will facilitate our future clinical development of MRT-2359.

Further evidence of activity of MRT-2359 is shown in Figure 22, which presents a confirmed PR in a heavily treated high grade NE bladder cancer patient. The patient had four lines of prior therapy, including multiple lines of chemotherapy and pembrolizumab. The baseline tumor biopsy demonstrated high N-MYC expression. The patient experienced Grade 4 neutropenia (which was not a dose limiting toxicity) after the first 5 days of administration of 2 mg resulting in a dose reduction to 1 mg and then developed Grade 4 thrombocytopenia (which was considered a dose limiting toxicity), resulting in treatment interruption and further dose reduction to 0.5 mg. CT scan demonstrated a confirmed PR with continuing shrinkage of target lesions from -31% on the first assessment to -89% after 11 months on therapy.

Figure 22: Confirmed PR in Heavily Pretreated HG NE Bladder Cancer Patient

Preliminary Data from MRT-2359/Enzalutamide Study in Castration-Resistant Prostate Cancer

As of the March 10, 2025, data cutoff, tumor response per RECIST 1.1 criteria was available for 3 patients treated with MRT-2359 and enzalutamide combination therapy. One patient showed a confirmed partial response (PR), with tumor reduction of -57% after 4 treatment cycles. This patient harbors an AR H875Y mutation (revealed by standard of care molecular testing by the clinical trial site), typically associated with resistance to AR antagonists, including enzalutamide. Additionally, two patients that were positive for the AR-V7 variant presented stable disease. Both of these patients had undergone multiple prior treatments including abiraterone and/or enzalutamide. PSA response was available for 2 patients showing 1 PSA response (-90%) in the patient with a confirmed PR.

The safety profile observed as of the data cutoff date has been favorable.

The safety and efficacy assessment continues following a Simon 2-stage design. As noted above, we have the option to expand enrollment of this study to include up to 20 - 30 CRPC patients.

We are also enrolling hormone receptor positive breast cancer patients to study the combination of MRT-2359 and fulvestrant. Further data from both combination cohorts is expected in H2 2025.

Figure 23 presents additional data on the refractory CRPC patient with a confirmed partial response. The patient had undergone prior therapies including androgen deprivation therapy, abiraterone, olaparib, docetaxel, Pluvicto, and a different investigational therapy. The patient had an AR H875Y mutation, typically associated with resistance to AR antagonists including enzalutamide. The patient had a prostate specific antigen (PSA) partial response of -85% after cycle 1 and -90% after cycle 4. The patient showed a reduction in tumor burden, with a confirmed partial response per RECIST 1.1 criteria of -46% after cycle 2 and -57% after cycle 4. The patient continues on study for 5+ months.

Figure 23: Confirmed PR in Refractory CRPC with AR H875Y Mutation

CDK2-directed MGD molecules for the treatment of cancer

Cyclin dependent kinases, or CDKs, are a family of closely related kinases that regulate progression through the cell cycle. CDK activity is modulated by specific cyclins. For example, cyclin E1 activates cyclin-dependent kinase 2, or CDK2, as shown in Figure 24. CDK2 can be activated in tumors by the amplification or overexpression of Cyclin E1 or E2. Cyclin E1 dysregulation has been found in several cancers, including ovarian and triple negative breast cancer. In addition, cyclin E1 dysregulation and CDK2 activation has also been found to be one of the mechanisms of resistance in ER+ breast cancer patients treated with CDK4/CDK6 inhibitors such as ribociclib. Therefore, we believe selective elimination of CDK2 using CDK2-directed MGDs may provide benefit to these patients. Previously reported small molecule inhibitors and PROTACs of CDK2 have been limited in their selectivity due to the high degree of similarity among the active sites of kinases, in particular within the CDK family itself. We have identified multiple MGD molecules that selectively promote the association of CDK2 and cereblon in vitro, while avoiding other CDKs. Through ongoing lead optimization chemistry, the most advanced compounds are orally bioavailable and can robustly and selectively induce CDK2 protein degradation in multiple cancer cell lines in vitro and in disease relevant models in vivo, leading to strong tumor growth inhibition.

Figure 24: CDK2 is One of the Key Regulators of the Cell Cycle

Lead optimization towards orally bioavailable CDK2-directed MGDs

Our CDK2-directed MGDs form a strong ternary complex with CDK2 and cereblon through a newly characterized non-canonical degron which was unveiled through application of our QuEENTM discovery engine technologies. The unique character of the CDK2 degron interaction with cereblon, and the optimized features of our MGDs provide a high degree of selectivity over closely related proteins such as CDK1, CDK4, and CDK9. Our MGDs are designed to be orally bioavailable with favorable in vitro ADMET properties and preclinical safety profiles.

In vitro data

Our lead CDK2-directed MGD MRT-51443 has shown the ability to selectively degrade CDK2 and reduce E2F pathway proteins in vitro, with no significant effect on other CDKs or other kinases, as shown in Figure 25. Our data also support that our CDK2 MGD MRT-51443 can block DNA replication during S phase in CDK2 dependent cells and inhibits cellular proliferation in a concentration-dependent manner.

Figure 25: CDK2-directed MGD MRT-51443 is Selective and Showed Biological Activity in a CDK2 Dependent Cell Line

MRT-51443 displayed superior selectivity compared to clinical CDK2 inhibitors, as shown in Figure 26. Clinical-stage CDK2 inhibitors show off-target activity in biochemical kinome profiling. CDK2 inhibitors, but not a CDK2 MGD, display CDK2-independent activity, as demonstrated by their suppression of cell proliferation in the absence of their primary target, CDK2.

Figure 26: CDK2-directed MGD Displayed Superior Selectivity Compared to CDK2 Inhibitors

The combination of MRT-51443 and ribociclib delayed resistance onset in an ER+ breast cancer model in vitro, as shown in Figure 27.

Figure 27: CDK2 MGD/Ribociclib Combination Delayed Resistance Onset

DMSO
1uM Ribociclib
1uM MRT-51443
1uM MRT-51443 + 1uM Ribociclib
100
90
80
70
60
50
40
30
20
10
% Confluence
-7
0
7
14
21
28
35
42
49
56
63
70
77
Treatment time (days)
Washout and replating into DMSO or treatment conditions
Ribo treatment (1 µM)

Incucyte confluence monitoring, MCF7

In vivo data

As shown in Figure 28, when dosed orally in preclinical models of HR-positive/HER2-negative breast cancer, MRT-51443 drove deep tumor regression in triple combination with a CDK4/6 inhibitor (ribociclib) and endocrine therapy (fulvestrant) and substantially reduced tumor burden versus ribociclib + fulvestrant combination therapy alone.

Figure 28: CDK2 MGD Demonstrated Activity in Combination with CDK4/6 Inhibitor and Fulvestrant in ER+ Breast Cancer Model

Cyclin E1-directed MGD molecules for the treatment of cancer

Cyclin-dependent kinase protein complexes (cyclin-CDK) regulate progression through the cell cycle, whereby different combinations of the two subunits control different stages of the cell cycle. They are formed by an association of a regulatory, subunit, a cyclin, with an inactive catalytic (kinase) subunit, cyclin-dependent kinase (CDK). Once the complex is formed, it transitions into an active state, whereby the kinase (CDK) subunits can phosphorylate downstream effector substrates.

Cyclin E proteins, encoded by the CCNE1 and CCNE2 genes, complex with CDK2 to form an active Cyclin E-CDK2 complex, regulating G1-to-S transition of the cell cycle and initiation of DNA replication, as shown in Figure 29. Under normal conditions, cyclin E expression is tightly regulated and restricted to the G1-S phase of the cell cycle. However, many cancer types, including ovarian, endometrial, gastric, and breast cancers, bear frequent amplification or overexpression of the CCNE1 gene, resulting in increased Cyclin E1 protein expression and aberrant regulation of cell growth. As such, Cyclin E1 represents a genuine oncogenic driver and Cyclin E1 amplified cancers are greatly dependent on sustained high levels of Cyclin E1 for their continued growth and survival. Hence, pharmacologic suppression of high Cyclin E1 protein levels is expected to inhibit tumor growth, in line with the classical “oncogene addiction” paradigm.

Figure 29: CCNE1 (Cyclin E1) Drives Multiple Hallmark Cancer Mechanisms and is a Target for Solid Tumors with Deregulated Cyclin E1

As a regulatory subunit with no catalytic activity, Cyclin E1 has been considered “undruggable” to date. We have identified multiple MGD molecules that selectively promote the association of Cyclin E1 and cereblon in vitro, while sparing the Cyclin E2 paralog. These compounds have shown the ability to robustly and selectively induce Cyclin E1 degradation in multiple cancer cell lines in vitro and in disease relevant models in vivo. In addition, they suppress cancer cell line proliferation preferentially when CCNE1 is amplified and/or overexpressed, suggesting robust biomarker-driven activity.

In vitro data

As shown in Figure 30, the Cyclin E1-directed MGD MRT-50969 selectively degrades Cyclin E1, leads to downstream pathway suppression and induces robust G1/S cell cycle arrest. Cyclin E1 degradation blocks cell cycle progression and proliferation in CCNE1-amplified and -dependent cancer cell lines by inducing G1-S cell cycle arrest in a concentration-dependent manner.

Figure 30: Cyclin E1-directed MGDs are selective and showed biological activity in CCNE1-amplified cell lines

MRT-50969 showed superior differential suppression of tumor growth in CCNE1 dependent cell lines compared to clinical-stage CDK2 inhibitors, as shown in Figure 31. Unlike MRT-50969, several tested clinical stage CDK2 or WEE1 inhibitors did not fully recapitulate genetic dependency, potentially indicating off-target activity.

Figure 31: MRT-50969 Showed Superior Differential Activity in CCNE1 Dependent Cell Lines

In vivo data

When dosed orally as a single agent in preclinical cell line-based xenograft models of CCNE1-amplified breast cancer and gastric cancer, the cyclin E1-directed MGD MRT-50969 induced robust tumor growth suppression and regression in both models, as shown in Figures 32 and 33.

Figure 32: MRT-50969 Inhibited Tumor Growth in a CCNE1 Amplified Breast Cancer Model in vivo

Figure 33: MRT-50969 Inhibited Tumor Growth in a CCNE1 Amplified Gastric Cancer Model in vivo

The CCNE1 MGD program is currently in lead optimization. We are benchmarking MGD molecules for both the CDK2 and CCNE1 programs against each other in multiple preclinical models to determine the optimal MGD to advance to IND submission, which is expected in 2026.

Our Approach for Immunologic and Inflammatory Diseases

MRT-6160, a highly selective and orally bioavailable VAV1-directed molecular glue degrader (MGD) in development for the treatment of immune-mediated diseases

Overview

VAV1 is a Rho-family guanine nucleotide exchange factor that plays a critical role in T- and B-cell receptor signaling and activity. As many immune-mediated diseases are thought to be driven by an underlying dysregulation or hyperactivation of T- and/or B-cells, a VAV1-directed MGD, which we believe will ameliorate aberrant responses from both cell types, has broad potential application for immune-mediated diseases.

There are multiple published studies providing preclinical data supporting VAV1’s potential as an attractive target for attenuating T- and B-cell activity (summarized by illustration in Figure 34). For example, studies report that VAV1 knockout mice are viable and fertile, but display various loss-of-function T- and B-cell phenotypes, and are protected from experimentally induced autoimmune disease. Other studies describe whole-genome CRISPR screens in primary human T cells that indicate a role for VAV1 as a key player in T-cell function and showing that genetic loss of VAV1 confers loss of IL-2 secretion.

Figure 34: VAV1 is a Highly Validated Target for Attenuating T-cell and B-cell Activity

Furthermore, we have demonstrated, in vivo, once daily oral dosing of MRT-6160 inhibited disease progression in well-established models of multiple sclerosis, rheumatoid arthritis, and inflammatory bowel disease, as shown in the Figures and discussion below. We believe the public literature, summarized above, coupled with our data package, summarized below, provides strong support for use of a VAV1-directed MGD in multiple systemic and central nervous system autoimmune diseases. Based on this support, we advanced our VAV1 development candidate, MRT-6160 into clinical studies. In August 2024, we announced initiation of our MRT-6160 Phase 1 single ascending dose/multiple ascending dose (SAD/MAD) study. We provide initial results from the Phase 1 study below.

In October 2024, we and Novartis entered into a License Agreement under which Monte Rosa granted to Novartis an exclusive license to develop, manufacture, and commercialize VAV1-directed MGDs including MRT-6160. Monte Rosa is responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Monte Rosa received from Novartis an upfront payment of $150 million and is eligible to receive up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies and including potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories. Monte Rosa and Novartis also agreed to a net profit and loss sharing arrangement, in which Monte Rosa will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States.

Monta Rosa is eligible to receive from Novartis potential sales milestone payments in connection with sales outside of the United States, and tiered royalties on sales outside of the United States. Monte Rosa will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies except for the Phase 3 cost covered by Monte Rosa under the profit and loss sharing agreement.

Development of VAV1-directed MGDs

A summary of the VAV1 intracellular signaling pathway is illustrated in Figure 35. We believe our VAV1-directed MGDs have the potential to modulate both T- and B-cell function as well as the cross talk between these cell types when activated in autoimmune disease. Despite being a preclinically validated target for attenuating T- and B-cell activity, VAV1 has remained undruggable to date using small molecule inhibitor approaches. Therefore, targeting VAV1 with a VAV1-directed MGD and eliminating its activity could provide therapeutic benefits in multiple T- and/or B-cell mediated autoimmune diseases.

Figure 35: VAV1 is a Key Regulator of T- and B-cell Receptor Activity

T cell
TCR
Cytokine receptor
TYK2
JAK
VAV1
Transcriptional activation
IL-2
IL-17
T-cell activity ↑
B cell
BCR
VAV1
BTK
Transcriptional activation
sIgG
IL-6
B-cell activity ↑

VAV1 signaling increases cytokine production, proliferation, and differentiation

TCR = T cell receptor. BCR = B cell receptor. IL-2, IL-17 and IL-6 are cell signaling molecules (cytokines) that promote immune response. sIgG is the most common circulating antibody.

VAV1 is an upstream signaling node associated with multiple clinically validated pathways, as shown in Figure 36. These include T cell activation, B cell activation and plasma cell differentiation, Th17 response, and pro-inflammatory cytokine production. Therapies targeting these pathways individually have been approved for multiple autoimmune and inflammatory diseases.

Figure 36: VAV1 is an Upstream Targeting Node Associated with Clinically Validated Pathways

MRT-6160 is a first-in-class molecular glue degrader of VAV1. MRT-6160 forms a strong ternary complex with VAV1 and cereblon through a newly characterized non-canonical degron which was unveiled through application of our QuEENTM discovery engine technologies. The unique character of the VAV1 degron and its interaction with cereblon induced by MRT-6160 result in a high degree of selectivity over commonly degraded neosubstrates and other closely related VAV family proteins. Our studies show that MRT-6160 degrades human VAV1 with a DC50 of 7 nM and Dmax of 97%, is orally bioavailable across species, and displays favorable in vitro ADMET properties. The favorable drug-like profile of MRT-6160 is summarized in Figure 37.

Figure 37: MRT-6160 is a Potent, Selective VAV1 MGD Development Candidate with a Favorable Drug-Like Profile

Degradation of VAV1 in the periphery is observed following MRT-6160 oral administration. Additionally, MRT-6160 has brain penetrance with anticipated dose dependent degradation of VAV1 in the CNS. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-Ames), hERG activity, CYP inhibition and induction, and broad off-target screening (CEREP panel).

Preclinical 28-day GLP toxicology studies in rats and non-human primates (cynomolgus macaque or cyno) demonstrated a highly favorable profile. The no observed adverse effect level (NOAEL) was set at the highest doses in both species. The exposure at NOAEL for rats was approximately 1000-fold over the projected human efficacious exposure, and the exposure at NOAEL for cynos was approximately 600-fold over the projected human efficacious exposure. In healthy cynos, no adverse immunotoxicity or impact on peripheral immune compartments was observed. There was no observed impact on bone marrow and peripheral hematopoietic cell counts. No gastrointestinal toxicity was observed. Furthermore, there were no off-target effects identified in in-vitro safety profiling, no genotoxicity, no phototoxicity, and no hERG activity.

The potency and selectivity profile of MRT-6160 was evaluated in primary human peripheral mononuclear blood cells (hPBMCs). As shown in Figure 38, left panel, MRT-6160 elicited dose-dependent degradation of VAV1 in primary human T and B cell subsets. As shown in Figure 38, right panel, tandem mass tag (TMT)-global proteomics assessment revealed selective degradation of VAV1 over its closely related family members VAV2 and VAV3 in addition to other proteins expressed in hPBMCs and detectable in the assay.

Figure 38: MRT-6160 Selectively Degraded VAV1 in Primary Human Immune Cells

MRT-6160 was further characterized for anticipated on-target pharmacodynamic and functional activity in primary human T and B cells. As shown in Figure 39, in primary human T cells (top panel), VAV1 degradation by MRT-6160 resulted in inhibition of TCR-mediated pharmacodynamic (CD69) and functional activity (IL-2 secretion and proliferation). In primary human B cells (bottom panel), VAV1 degradation by MRT-6160 resulted in inhibition of BCR-mediated pharmacodynamic (CD69) and functional activity (IL-6 and soluble IgG secretion) demonstrating expected on-target activity in disease-relevant cell types.

Figure 39: VAV1 degradation by MRT-6160 resulted in inhibition of T- and B-cell receptor activity

In vivo validation of VAV1 MGD MRT-6160

To determine the oral bioavailability and subsequent pharmacokinetics (PK) and pharmacodynamics (PD) of MRT-6160 in vivo, mice were orally administered a single dose of 10 mg/kg MRT-6160. PBMC, and spleen samples were collected at 2, 6, and 24 hours post-dosing. As shown in Figure 40, concentrations of MRT-6160 were comparable in both serum and spleen with a proportional decrease over 24 hours (left panel). Furthermore, VAV1 protein levels were reduced in both PBMCs and spleen tissue within 6 hours of administration of MRT-6160 (left panel) and degradation was maintained for 24 hours (left and right panel).

Figure 40: Oral dosing of MRT-6160 led to rapid degradation of VAV1 in vivo

MRT-6160 was evaluated in various well-established T- as well as T- and B-cell mediated in vivo models of autoimmune disease. In a T-cell-mediated experimental autoimmune encephalomyelitis (EAE) model of multiple sclerosis (Figure 41, left panel), daily oral dosing of MRT-6160 following disease onset inhibited disease progression in a dose-dependent manner comparable to that of supratherapeutic doses of dexamethasone, a corticosteroid used broadly in autoimmune disease. After 6 days of dosing, samples from mice were assessed by western blot for murine (m) VAV1 levels in diseased tissue. Shown in the right panel of Figure 41, MRT-6160 induced dose-dependent degradation of mVAV1 commensurate with inhibition of disease progression.

Figure 41: MRT-6160 elicited dose-dependent activity in a T-cell mediated Multiple Sclerosis Autoimmune Disease Model

MRT-6160 was also evaluated in a T- and B-cell mediated collagen-induced arthritis (CIA) model of rheumatoid arthritis. Mice were orally administered MRT-6160 daily following disease onset and scored for clinical signs of disease. As shown in Figure 42, left panel, 1 mg/kg MRT-6160 inhibited disease progression comparably to 10 mg/kg anti-TNF-Alpha. The right panel of Figure 42 shows that treatment with MRT-6160 reduced the serum levels of anti-collagen II IgG1 and total anti-collagen II IgG antibodies, demonstrating inhibition of auto-antibody production.

Figure 42: MRT-6160 inhibited disease progression and auto-antibody production in the collagen-induced arthritis disease model

MRT-6160 was also evaluated in a T-cell transfer-induced model of colitis, as shown in Figure 43. In a prophylactic model shown in the left panel, mice were orally administered vehicle or MRT-6160 daily following T-cell transfer. Anti-TNF-Alpha was administered intraperitoneally every third day as a standard of care control. Oral dosing with 1 mg/kg MRT-6160 demonstrated superior disease inhibition compared to 10 mg/kg anti-TNF-Alpha. In a therapeutic model shown in the right panel, mice were orally administered MRT-6160 starting on Day 17 following disease induction. MRT-6160 was compared to two commonly used oral therapies for rheumatoid arthritis, a JAK inhibitor and a S1PR antagonist, as well as vehicle control. MRT-6160 was superior in controlling clinical signs of disease as compared to both active comparators.

Figure 43: MRT-6160 Ameliorated T Cell Transfer-Induced Colitis Equal to or Better than Standard of Care

Figure 44, left panel, shows reduction of inflammation-mediated damage and swelling of the colon with MRT-6160 treatment in the prophylactic T-cell transfer-induced model of colitis. The right panel of Figure 44 shows mesenteric lymph node and colon CD4+ T cell assessment by flow cytometry where MRT-6160 reduced the frequency of IL-17A+, TNF-Alpha+, and IL-6+ CD4+ T cells, known drivers of inflammatory bowel disease in humans.

Figure 44: MRT-6160 Inhibited Inflammation-Mediated Damage and Cytokine Production in a Model of Inflammatory Bowel Disease

Collectively, we believe the preclinical data we have generated for MRT-6160 demonstrate significant on-target attenuation of TCR and BCR-mediated activity both in vitro and in multiple preclinical in vivo models of T- and T/B-cell mediated disease.

MRT-6160 Phase 1 Study

In a Phase 1 study of healthy volunteers, MRT-6160 was dosed in five single ascending dose (SAD) cohorts and three multiple ascending dose (MAD) cohorts, as shown in Figure 45. All cohorts were randomized and placebo controlled, and over 70 subjects were enrolled in total. The primary endpoint of the study was safety and tolerability of MRT-6160. The secondary endpoints were pharmacokinetic and pharmacodynamic assessments using various readouts in multiple different analytes.

Figure 45: MRT-6160 Phase 1 Healthy Volunteers Study Design and Objectives

VAV1 degradation was assessed by flow cytometry of CD3+ T cells and CD19+ B cells, as shown in Figure 46. In addition, ex vivo activation of whole blood was performed to assess T and B cell functions, including CD69 upregulation on T and B cells measured by flow cytometry, and cytokine secretion measured by immunoassay.

Figure 46: In-Vitro Assay Validation of PD and Immune Cell Functional Testing

Analysis of plasma concentrations of MRT-6160 over time demonstrated a dose dependent human pharmacokinetic profile, as shown in Figure 47. MAD dosing resulted in an approximately two-fold increase in exposure at steady. No food effect was observed.

Figure 47: MRT-6160 Displayed a Dose-Dependent Human Pharmacokinetic Profile

As shown in Figure 48, MRT-6160 achieved degradation exceeding 90% at all but DL1 of the single ascending dose cohorts and at all multiple ascending dose cohorts, based on analysis of peripheral blood T cells. Reduction of VAV1 protein levels was sustained, with dose-dependent recovery following cessation of treatment. Similar results were observed in peripheral blood B cells.

Figure 48: MRT-6160 Achieved Dose-Dependent Degradation >90% in Peripheral Blood T cells After Single and Multiple Dose Administration

VAV1 degradation by MRT-6160 resulted in significant functional inhibition of T and B cells following ex vivo activation of T and B cells derived from whole blood, as shown in Figure 49 for all single ascending dose cohorts. MRT-6160 treatment significantly attenuated CD69 upregulation (a marker of immune cell activation) on T and B cells following TCR stimulation, reflecting functional inhibition of both cell types. In addition, MRT-6160 treatment significantly inhibited IL-2, IFN-γ and IL-17A secretion from whole blood derived T cells following ex-vivo activation of TCR, demonstrating reductions up to 99% from pre-dose levels. MRT-6160 also attenuated IL-6 production by 60-90% across dose levels, and over 80% at all but the lowest dose level, following B cell activation. Alignment with the pharmacodynamic studies above suggests robust functional effects on cytokine production can be achieved with 80% and higher degradation of VAV1.

Figure 49: VAV1 Degradation by MRT-6160 Resulted in Significant Functional Inhibition of T and B Cells

Suppression of CD69 upregulation following single or multiple doses of MRT-6160 and ex vivo TCR stimulation of whole blood was significant as well as sustained during post treatment observation periods, as shown in Figure 50 (data for selected SAD and MAD dose shown as example). Marked and sustained suppression of CD69 upregulation (> 90%) was seen in both peripheral blood T and B cells following TCR stimulation. Similar results were observed in peripheral blood B cells following BCR-stimulation.

Figure 50: MRT-6160 Resulted in Sustained Suppression of TCR-mediated CD69 Activation following Single or Multiple Doses of MRT-6160

MRT-6160 demonstrated a sustained effect on TCR-mediated cytokine production following single and multiple dose administration and ex vivo stimulation of whole blood, as shown in Figure 51. MRT-6160 treatment resulted in significant and sustained suppression of IL-2, IL-17A and IFN-γ secretion from whole blood derived T cells following ex-vivo activation of TCR (data for selected SAD and MAD dose shown as example).

Figure 51: MRT-6160 Resulted in Sustained Suppression of TCR-mediated Cytokine Production following Single or Multiple Doses of MRT-6160

MRT-6160 was well tolerated with no serious adverse events (SAE) observed. Observed treatment-emergent adverse events (TEAEs) were mild (82%) or moderate (18%) and self-limiting. Overall TEAE frequency was similar between MRT-6160 and placebo. TEAE observed in 2 or more subjects treated with MRT-6160 were: in the SAD cohorts, pain from vessel puncture (2); in the MAD cohorts, cough (2), diarrhea (3), feeling hot (4), headache (5), nasal congestion (2), oropharyngeal pain (3) and pyrexia (2).

In summary, the pharmacodynamic and functional ex-vivo studies suggest significant effects on cytokine production can be achieved following treatment with MRT-6160. Furthermore, we believe the levels of VAV1 degradation observed clinically are consistent with levels of degradation we observed to induce efficacy in preclinical models. The functional impact on cytokine production is also consistent with levels predicted to be required to achieve efficacy in humans, based on benchmark clinical data from other compounds.

In summary, we believe the Phase 1 data described here as well as chronic toxicology package support a clear path into Phase 2 studies and broad potential applications of MRT-6160 in multiple immune-mediated diseases.

NEK7-directed MGDs for the treatment of inflammatory disease

Overview

Activation of the NLRP3 inflammasome critically depends on NIMA related kinase 7, or NEK7, a serine/threonine-protein kinase that facilitates assembly of the active NLRP3 inflammasome complex in a kinase-independent manner. The NLRP3 inflammasome is a multi-protein complex that serves as a central node to integrate signals generated by pathogens, damage and stress, and triggers the generation of pro-inflammatory cytokines. As depicted in Figure 52, aberrant NLRP3 inflammasome activation and the subsequent release of active interleukin-1β (IL-1β) and interleukin-18 (IL-18) has been implicated in several inflammation-driven diseases including pericarditis, gout, osteoarthritis, Parkinson’s disease, obesity, and atherosclerosis. The assembly of NEK7 and NLRP3 with ASC and pro-caspase 1 induces cleavage of pro-caspase 1, which then activates the cytokines IL-1β and IL-18 and leads to their release via a cell death event known as pyroptosis. NEK7 has been shown to be required for NLRP3 inflammasome activation and IL-1β release both in vitro and in vivo. Furthermore, our own in vitro and in vivo work, described below, shows that NEK7 is critical for the production of IL-1β downstream of NLRP3 inflammasome activation. Consequently, we believe NEK7 degradation with a highly selective MGD, such as our product candidate MRT-8102, has the potential to inhibit and/or prevent NLRP3 inflammasome activation and the associated downstream production of IL-1β, and thereby to be an important treatment modality for a variety of inflammatory diseases.

Figure 52: NEK7 is a Key Regulator of NLRP3 Inflammasomes, IL-1 and IL-18

NLRP3
NEK7
Inactive NLRP3
NEK7
Active NLRP3
Wheel-like oligormerization
pro-IL-1β
pro-IL-18
Activated NLRP3 complex
IL-1β
IL-18
Cytokine secretion
Pyroptosis
Inflammation-driven diseases (selected examples)
Heart
Pericarditis
Joints
Gout
Brain
Parkinson
Metabolic
Obesity
Atherosclerosis

NEK7 enables NLRP3 assembly in a kinase-independent manner

NEK7-deficient macrophages are severely impaired in **IL-1β and IL-18** secretion

NEK7 degradation has the potential to become an important treatment for **inflammation-driven diseases**

Extensive clinical data exists to support the relevance of IL-1 and NLRP3 signaling to multiple diseases in therapeutic areas spanning cardio-immunology, rheumatology, and neurology, as illustrated in Figure 53. For example, rilonacept (IL-1α/β blocker) has demonstrated efficacy and safety for recurrent pericarditis, and canakinumab (IL-1β blocker) treatment in the CANTOS trial resulted in 15% reduction in a combined major adverse cardiac events (MACE) endpoint. Canakinumab treatment also benefited osteoarthritis patients in the CANTOS trial, with a 0.73 hazard ratio (HR) for osteoarthritis-related adverse events (AEs).

Figure 53: IL-1/NLRP3 Signaling is a Clinically Validated Pathway for Inflammatory Diseases

IL-1 is upstream of the acute-phase response, which leads to production of interleukin-6 (IL-6) and C-reactive protein (CRP), as shown in Figure 54. Elevated CRP concentration is a feature of many inflammatory conditions, including acute pericarditis flares and coronary artery disease and CRP is a long-term predictor of atherosclerotic-cardiovascular risk. Several NLRP3 inhibitors have shown promising reductions in CRP in early clinical trials. Our therapeutic hypothesis is that MRT-8102 may be able to mitigate systemic inflammation by degrading the NEK7 protein, leading to decreased production of IL-1β and lowered serum levels of CRP.

Figure 54: C-reactive Protein (CRP) is an Acute-phase Protein downstream of the NEK7/NLRP3 inflammasome

Plans for clinical development of MRT-8102 are summarized in Figure 55. Safety is expected to be assessed initially in healthy volunteers, after which proof-of-concept studies in asymptomatic subjects with elevated cardiovascular risk as indicated by high levels of CRP, and in cardio-immunological conditions are planned. We believe this study design provides potential for efficient demonstration of broad proof of concept for our therapeutic hypothesis using established endpoints and for maximal optionality for informed future clinical development of MRT-8102. Based on our preclinical data, we are also evaluating development opportunities in gout, pseudogout (calcium pyrophosphate deposition disease), osteoarthritis and other inflammatory conditions.

Figure 55: MRT-8102: Development Path in Peripheral Inflammatory Diseases

Identification of NEK7 degron and NEK7-directed MGDs

NEK7 contains a well-defined degron, as identified using our proprietary QuEENTM discovery engine and confirmed by crystal structure (shown in Figure 56, left panel). The kinase-independent role of NEK7 in activating the NLRP3 inflammasome suggests that inhibition of the catalytic activity of NEK7 would be ineffective in blocking NLRP3 inflammasome activation. Removal of NEK7 by MGD-mediated degradation is expected to inactivate formation of the NLRP3 inflammasome and is therefore preferable over conventional catalytic inhibition strategies. We have generated MGDs from multiple chemical series that promote the association of NEK7 with cereblon and lead to its degradation~~.~~ MRT-8102 is a first-in-class NEK7 MGD developed from one of our chemical series that we have advanced into IND-enabling studies. As shown in Figure 56, right panel, MRT-8102 forms a strong ternary complex with NEK7 and cereblon through a canonical G-loop degron that results in profound NEK7 degradation (DC50 10 nM and Dmax 89%). MRT-8102 is highly selective over commonly degraded cereblon neosubstrates and other NEK family members, it is orally bioavailable across species and displays favorable in vitro ADMET properties. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-ames), hERG activity, and broad off-target screening (CEREP panel).

Figure 56: MRT-8102 is a Potent, Selective Development Candidate NEK7 MGD with a Favorable Drug-Like Profile

The amino acid sequence of the NEK7 degron is unique among the NEK family members, indicating the potential to identify MGDs that are highly selective for NEK7. As shown in Figure 57, human peripheral blood mononuclear cells (PBMC) were treated with MRT-8102 for 24 hours, followed by TMT-global proteomic profiling. Highly selective and profound degradation of NEK7 is evidenced by a selective several fold-change decrease in NEK7 protein, without significant changes in other detected proteins. Other NEK family members are highlighted on the volcano plot and were not degraded. Several other cell types, including U937, MM1S and induced pluripotent stem cells (iPSC) revealed similarly selective proteomic profiles when treated with MRT-8102.

In a PK/PD study in cynomolgus monkeys, a single oral dose of 10 mg/kg of MRT-8102 was sufficient to achieve deep and sustained NEK7 degradation beyond the PK exposure window of the compound (Figure 57, right panel).

Figure 57: MRT-8102, a Potent and Highly Selective NEK7-directed MGD, Induces Durable Pharmacodynamic Modulation In Vivo

Development Candidate NEK7 MGD, MRT-8102, showed high potency modulation of the NLRP3 pathway in human monocyte-derived macrophage and cynomolgus whole blood stimulation assays

To assess the functional impact of NEK7 degradation on NLRP3 inflammasome activation, human monocyte-derived macrophages (hMDM) were treated with increasing concentrations of MRT-8102 or selnoflast, an NRLP3 inhibitor. Caspase-1 activation and IL-1β release from hMDM were measured following pre-treatment with MRT-8102 and subsequent exposure to the inflammasome stimulators lipopolysaccharide (LPS) and nigericin. As shown in Figure 58, MRT-8102 led to a dose-dependent decrease in caspase-1 activity (top left) and IL-1β release (bottom left), which was more potent than the effect of selnoflast, a direct inhibitor of the ATPase activity of NLRP3 itself. As shown on the right panel, a flow cytometry-based ASC speck formation assay in human whole blood was performed to measure inflammasome activation. Within the monocyte population, ASC specks were formed upon stimulation with LPS plus nigericin, but this formation was prevented in the presence of 0.1 µM MRT-8102.

Figure 58: MRT-8102 Led to Potent Inhibition of NLRP3 Inflammasome In Vitro

In vivo evaluation of NEK7 MGD MRT-8102 as a potent inhibitor of IL-1β

MRT-8102 is orally bioavailable and has been progressed to in vivo studies in cynomolgus (cyno) monkeys. MRT-8102 was administered once-daily for 5 days at 0.2 mg/kg to a single male and female cyno monkey. PBMC samples were collected at 0 (pre-dose) and 24 hours post-dose on Days 1 and 5, and on Day 10. As shown in Figure 59, left panel, data represent the average cyno PBMC NEK7 protein levels on the y-axis. PBMC NEK7 levels showed a reduction to 40% of pre-dose levels on day 1, with a further reduction to 27% by day 5. Upon ceasing MRT-8102 administration, NEK7 protein recovered to 88% of pre-dose levels by day 10.

Commensurate with NEK7 levels, production of IL-1β was inhibited in an ex vivo whole blood stimulation assay, shown in Figure 59, middle panel. Similar results were obtained when measuring caspase-1 activity following ex-vivo stimulation, in Figure 59 right panel. The deep and sustained inhibition of IL-1β release and caspase-1 activity in the ex vivo assay after oral administration over five consecutive days suggests that MRT-8102 is capable of controlling inflammation driven by IL-1β.

Figure 59: In Vivo Dosing of MRT-8102 in Cynomolgus Monkeys Led to NEK7 Degradation and Inhibition of Both IL-1β Release and Caspase-1 Activity

MRT-8102 showed activity in an in vivo model of gout

Daily oral dosing of MRT-8102 at 50 mg/kg reduced pathogenic effects associated with gout driven by intra-articular injection of monosodium urate (MSU) crystals in rabbits, including reduction in joint swelling, musculoskeletal ultrasound (MSKUS) pathologic findings, and cumulative histopathology scores as assessed by a blinded pathologist.

Figure 60: MRT-8102 reduced MSU crystal-driven effects in a rabbit gout model

MRT-8102 GLP toxicology study suggests considerable safety margin

In 28-day repeat-dose GLP toxicology studies in male and female rats and cynomolgus monkeys, no MRT-8102 related clinical signs, no changes in immunophenotyping, and no gross or clinical pathology findings were observed at any dose level. In these studies, a no-observed-adverse-effect level (NOAEL) was established at 150 mg/kg/day and 100 mg/kg/day (the highest doses tested), respectively, leading for both species to a greater than

200-fold exposure margin over the projected human efficacious dose. Additional IND-enabling GLP safety studies did not indicate significant safety concerns related to in vitro off-targets, mutagenicity, phototoxicity, hERG or in vivo respiratory or CNS safety pharmacology (assessed in rats) or cardiovascular safety pharmacology (assessed in cyno).

MRT-8102 is currently completing IND-enabling studies with IND submission expected in the first half of 2025.

NEK7 MGDs for diseases of the CNS

The NLRP3 inflammasome plays a crucial role in inflammatory responses in the CNS and represents a promising therapeutic target for the treatment of neurological diseases associated with neuroinflammation. The identification of multiple chemical series within the NEK7 program offers a significant opportunity for the development of multiple drug-like MGDs with differentiated distribution profiles. Our NEK7-directed MGDs are selective, orally bioavailable and can be tuned to penetrate the blood-brain-barrier, and hence are potentially applicable to target inflammatory diseases of the CNS, including those with CNS and peripheral organ involvement, as illustrated in Figure 61.

Figure 61: Brain-Penetrant NEK7 MGDs Have Potential to Impact Neurodegeneration, Obesity and Other Diseases

We have identified NEK7 MGDs from a structurally distinct chemical series with high potency and selectivity for NEK7 degradation, favorable in vitro ADMET properties and excellent blood-brain-barrier penetration.

To assess the functional impact of one such brain-penetrant MGD on NLRP3 inflammasome activation, hMDM were treated with increasing concentrations of the CNS-optimized NEK7-directed MGD MRT-51126 or the NLRP3 inhibitor selnoflast, as shown in Figure 62. Caspase-1 activation and release of IL-1β, IL-1α and IL-18 from hMDM was measured following pre-treatment with our MGD and subsequent exposure to inflammasome stimulators LPS and nigericin. As shown in Figure 62, MRT-51126 led to a dose-dependent decrease in caspase-1 activity and IL-1β, IL-1α and IL-18 release, which was more potent than the effect of selnoflast.

Figure 62: MRT-51126 Demonstrated Potent Inhibition of NLRP3 Inflammasome In Vitro

MRT-51126 demonstrated substantial reduction in inflammatory cytokines in the brain after induction of neuroinflammation using multiple doses of LPS in mice, as shown in Figure 63. Specifically, CereblonI391Vmice, a mouse strain expressing a humanized version of cereblon, dosed with LPS three times daily at 1 mg/kg intraperitoneally and MRT-51126 at 30 mg/kg orally twice daily, showed significantly reduced levels of NEK7 protein in the brain (left panel), along with lower levels of IL-1β (middle panel) and IL-6 (right panel) in brain tissue, relative to animals dosed with LPS and vehicle control.

Figure 63: MRT-51126 Inhibited Brain Cytokines in an LPS-induced Neuroinflammation Model in Mice

In a study in cynomolgus (cyno) monkeys, multiple dosing of MRT-51126 at 0.5 mg/kg demonstrated profound NEK7 degradation in cyno peripheral blood mononuclear cells (PBMC) and in cyno cerebrospinal fluid (CSF), as shown in Figure 64.

As shown in the left panel, PBMC NEK7 levels showed a reduction to 39% of pre-dose levels on day 1, that was further reduced to 3% of pre-dose level by day 5. Additionally, NEK7 protein levels were measured in the cerebrospinal fluid (CSF; middle panel) and deep degradation was observed after the first and final doses. Commensurate with NEK7 levels, production of IL-1β was inhibited in an ex vivo whole blood stimulation assay, shown in Figure 64, right panel. The deep and sustained inhibition of IL-1β release in the ex vivo assay after oral administration over five consecutive days suggests that MRT-51126 is capable of controlling inflammation driven by IL-1β.

Figure 64: MRT-51126 Demonstrated Profound NEK7 Degradation and Pathway Inhibition In Vivo Over Several Days in Cynomolgus Monkey

Other programs

We are specifically focused on developing product candidates for target proteins that have been deemed undruggable or inadequately drugged. Our QuEENTM discovery engine was purpose-built to support the discovery and development of drugs that degrade a wide landscape of therapeutically relevant proteins by (i) systematically identifying therapeutically relevant target proteins that may be amenable to molecular glue-based degradation; and (ii) rationally designing MGD molecules that can be optimized towards high potency and selectivity, with properties that we believe to be favorable, so to become MGD product candidates. Our pipeline includes programs in immunology and inflammation (I&I) indications as well as in oncology. We also have early-stage efforts in areas including cardiovascular, metabolic and genetic diseases.

The primary focus of our discovery efforts for 2025 is building a portfolio of additional oral MGDs for immunology and inflammation indications. We believe that the strengths of MGDs align very well with requirements for I&I drugs, as shown in Figure 65. Namely, we have shown that MGDs can achieve deep degradation of target proteins in immune and blood cells as cereblon is expressed highly in those cells and in immune relevant sites and organs; the catalytic mechanism of action of MGDs drives a sustained pharmacodynamic effect, potentially allowing for dose regimens that are convenient for patients; the exquisite selectivity of MGDs enables a high therapeutic index; and MGDs have the potential to deplete both membrane receptors and intracellular signaling nodes critical for immune cell regulation.

Figure 65: MGD Strengths Align with I&I Requirements

We are advancing novel discovery programs for I&I targets that we believe have the potential to be highly differentiated, by designing oral MGD product candidates that are degrading undruggable targets in critical I&I pathways. These may include programs with the potential to improve upon the clinical profile of cell therapies such as CAR-T or biologics such as FcRn-targeting antibodies and biologics, as illustrated in Figure 66.

Figure 66: Degrading Undruggable Targets in Critical I&I Disease Pathways

Our services, collaboration and licenses agreements

Roche agreement

On October 16, 2023, Monte Rosa AG entered into a Collaboration and License Agreement with Roche Basel and Roche US, and together with Roche Basel, Roche, or the “Roche Agreement”. Pursuant to the Roche Agreement, the parties will seek to identify and MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. We will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities.

Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Roche Agreement will be overseen by a joint research committee.

Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, we are entitled to receive from Roche an upfront payment of up to $28 million, and potential preclinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Roche Agreement will remain in effect for each product licensed under the Roche Agreement until expiration of the royalty term for the applicable product. The parties have included customary termination provisions in the agreement, allowing termination of the Roche Agreement in its entirety, on a country-by-country or a target-by-target basis.

Novartis agreement

On October 25, 2024, Monte Rosa AG and Novartis entered into a global exclusive development and commercialization license agreement, or the Novartis Agreement. Pursuant to the Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. We are responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

Pursuant to the Novartis Agreement, we received from Novartis an upfront payment of $150 million, and are eligible to receive from Novartis (1) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and (2) tiered royalties on sales outside of the United States. We will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively. The Novartis Agreement includes customary termination provisions, including Novartis’ ability to terminate the Novartis Agreement in its entirety. On December 11, 2024, we announced the closing of the Novartis Agreement.

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

The main competitors in our efforts to develop targeted protein degraders or MGD therapeutics for patients, include, but are not limited to, C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Bristol-Myers Squibb, Novartis, all of whom have reported having TPD or MGD product candidates in preclinical or clinical development. Several large pharmaceutical companies have disclosed investments in the TPD field.

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

Intellectual property

We are an innovation-driven company and we seek to aggressively protect the innovations, intellectual property, and proprietary technology that we generate that we consider important to our business, including by pursuing patent applications that cover our product candidates and methods of using the same, innovations around our industry leading QuEENTM discovery engine and our proprietary library of MGDs, as well as any other relevant innovations, inventions, and improvements that are considered potentially commercially relevant to the development of our business and to maintain our perceived competitive advantages. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. For our product candidates, we generally pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, methods of administration including dosing methods, methods for monitoring potential clinical events, compositions and methods for personalizing, monitoring, and potentially refining clinical use, including biomarkers, processes of manufacture and process intermediates, where relevant. For our QuEENTM discovery engine, we generally intend to pursue patent protection covering our approaches, methods, and research and development tools. We continually assess and iteratively refine our intellectual property strategies as we develop new innovations and product candidates. We currently plan to continue to invest in filing additional patent applications based on our intellectual property strategies to build value in our business and/or to improve our business and potential partnering opportunities, where appropriate.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty (PCT) patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and the validity and/or enforceability of any of our issued patents may be challenged by third parties. Further, as with other companies, the patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. Regarding obtaining issued patents, here in the United States as well as in other jurisdictions of interest to our business, the patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. Further, the laws governing the protection of intellectual property may change over time due to the issuance of new judicial decisions or the passage of new laws, rules or regulations. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and its scope can be reinterpreted and challenged even after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by valid, enforceable patents. We also cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties.

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

Patents and Patent Applications

As of December 31, 2024, we solely owned a patent portfolio that included thirty-nine (39) pending patent families, including pending patent applications filed under the Patent Cooperation Treaty, national and regional phase patent applications, and multiple pending United States provisional patent applications. Our portfolio is built to cover our MGDs product candidates and various uses thereof, and our industry-leading QuEENTM discovery engine, as further described below. Patent prosecution related to our portfolio is currently in the early stages and, as such, only two patent applications have proceeded to allowance in the United States.

Wholly Owned Product Candidates

With respect to our GSPT1 program, as of December 31, 2024, our portfolio included one granted US patent, one pending PCT patent application, ten pending non-provisional patent applications in the United States, and patent applications in Australia, Canada, Chile, China, Europe, Israel, Japan, Mexico, Nigeria, New Zealand, Singapore and South Africa that cover various GSPT1-directed MGDs and uses thereof. These patent applications are drawn to composition of matter, pharmaceutical compositions, and methods of using our GSPT1-directed MGDs. We also own one pending European patent application that covers biomarkers related to use of our GSPT1-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patent drawn to our GSPT1-directed MGDs, if such patent is issued, would be 2040, excluding any additional term for available patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our CDK2 program, as of December 31, 2024, our portfolio included two pending PCT applications, two pending non-provisional patent applications in the United States, two pending United States provisional patent applications, and a pending European patent application, that cover various CDK2-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these patent applications, if such patents are issued, would be 2042, excluding any additional term for available patent term adjustment or patent term extension.

With respect to our NEK7 program, as of December 31, 2024, our portfolio included one pending PCT patent application and two U.S. provisional patent applications that cover various NEK7-directed MGDs and uses thereof. The earliest scheduled expiration of any U.S. or foreign patents issuing from these U.S. provisional patent applications, if such patents are issued, would be 2044, excluding any additional term for available patent term adjustment or patent term extension.

With respect to our CCNE1 program, as of December 31, 2024, our portfolio included one pending U.S. provisional patent application that covers CCNE1-directed MGDs.

With respect to our VAV1 program, on October 25, 2024, the patent rights protecting our VAV1 MGDs were exclusively licensed to Novartis Pharma AG.

QuEENTM discovery engine

With respect to our QuEENTM discovery engine, as of December 31, 2024, our portfolio included three pending PCT patent applications, four pending U.S. non-provisional patent applications, one U.S. provisional patent application, and a pending European patent application, that protect our QuEENTM discovery engine and uses thereof for the design, discovery, and development of MGD product candidates. The earliest scheduled expiration of any U.S. or foreign patent issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any available additional term for patent term adjustment or patent term extension.

Trademarks

As of December 31, 2024, we owned various registered and unregistered trademarks in the United States and Switzerland, including Monte Rosa, Monte Rosa Therapeutics and our housemark ‘M’ logo.

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

Other regulatory matters

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidances, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

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

Current and future healthcare reform legislation

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or ACA, among other things, subjected products to potential competition by lower-cost products, expanded the types of entities eligible for the 340B drug discount program, increased rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program for certain Medicare Part D beneficiaries, in which manufacturers must agree to offer 50% (increased effective January 2019 to 70%) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D (later replaced altogether by a similar manufacturer-owed discount obligation under the Inflation Reduction Act of 2022).

There have been executive, judicial and congressional challenges to certain aspects of the ACA Act as well as efforts to repeal or replace certain aspects of the ACA. On June 17, 2021, for example, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, President Trump has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

In addition, the Inflation Reduction Act of 2022, or the IRA, included several provisions that could impact our business to varying degrees. The IRA, which among other things, allows for Centers for Medicare & Medicaid Services to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with select high-cost drugs in 2026. The legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for offering a price that is not equal to or less than the price negotiated under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. Further, the legislation caps Medicare beneficiaries’ annual out-of-pocket drug expenses at $2,000. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Privacy data protection, and security laws and regulations

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

In addition, the United Kingdom (UK) incorporated the GDPR into UK law (referred to as the 'UK GDPR'), following its exit from the EU. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission or EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK introduced plans to reform the country’s data protection legal framework in its Data Reform Bill which failed in the legislative process. A new Data (Use and Access) Bill, or UK Bill, has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK adequacy decision from the EU Commission. Compliance with the EU GDPR and UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European or UK activities.

The GPDR imposes strict rules on the transfer of personal information to third countries, including the United States. The European Commission has issued standard contractual clauses for data transfers from controllers or processors in the EU (or otherwise subject to the GDPR) to controllers or processors established outside the EU. The standard contractual clauses require exporters to assess the risk of a data transfer on a case-by-case basis, including an analysis of the laws in the destination country. The UK is not subject to the European Commission’s new standard contractual clauses but has published a UK-specific transfer mechanism, which enables transfers from the UK. The UK-specific mechanism, the “International Data Transfer Agreement”, requires a similar risk assessment of the transfer as the standard contractual clauses. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or the "Framework,” which entered into force on

July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

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

Further, as of January 1, 2023, the California Privacy Rights Act (CPRA), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information. While the CCPA contains an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA and other such future laws, regulations and standards may have on our business. Similar consumer privacy laws have passed or have been proposed in numerous U.S. states. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern” as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Non-clinical studies and clinical trials

Similarly to the U.S., the various phases of non-clinical and clinical research in EU, are subject to significant regulatory controls.

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

•
Centralized procedure—Under the centralized procedure, following the opinion of the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid across the EU as well as the additional Member States of the EEA (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, (i.e. HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases), and officially designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for certain expedited development and review programs, such as the EMA’s PRIME scheme, which provides incentives similar to the Breakthrough Therapy Designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, however this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
•
National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several EU Member States, which are available for products that fall outside the mandatory scope of the centralized procedure:
•
Decentralized procedure—Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU Member State for medicinal products that have not yet been authorized in any EU Member State.
•
Mutual recognition procedure—Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, the applicant may seek additional MAs from other EU Member States in a procedure whereby the countries concerned agree to recognize the validity of the original, national MA.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance by the EMA.

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

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, an MA may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior than the authorized orphan product; (ii) the MA holder of the authorized orphan product consents to the second medicinal product authorization; or (iii) the MA holder of the authorized orphan product cannot supply enough orphan medicinal product.

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

Post-approval requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs. All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU Directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

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

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the regulatory framework in the United Kingdom

The UK formally left the EU on January 31, 2020.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. There is now no pre-marketing authorization orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

Employees and human capital resources

As of December 31, 2024, we had 134 full-time employees, of which 63 have M.D. or Ph.D. degrees. Within our workforce, 105 employees are engaged in research and development and 29 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 321 Harrison Avenue, Suite 900, Boston, MA 02118.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation as Monte Rosa Therapeutics AG in 2018, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our Quantitative and Engineered Elimination of Neosubstrates drug discovery engine, or our QuEENTM discovery engine, building our proprietary library of MGDs, developing our pipeline of product candidates, building our intellectual property portfolio, undertaking preclinical and IND-enabling studies of our product candidates, and conducting our first clinical trials for MRT-2359 and MRT-6160. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library, and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $834.8 million of gross proceeds from such transactions. As of December 31, 2024, our cash, cash equivalents, restricted cash and marketable securities were $377.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $438.6 million as of December 31, 2024. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial for MRT-6160, our MGD candidate targeting VAV1 for immune-mediated conditions and, if applicable, co-fund any global clinical development of Phase 3 onward;
•
continue preclinical activities for our NEK7, CDK2, CCNE1 and other currently undisclosed programs;

•
prepare and submit IND applications with the FDA for other current and future product candidates, including for MRT-8102, our MGD product candidate targeting NEK7;
•
complete preclinical studies for current or future product candidates;
•
progress MGD molecules from our initial programs through lead optimization to development candidates and multiple areas of interest and indications;
•
initiate and complete clinical trials for current or future product candidates;
•
expand and improve the capabilities of our QuEENTM discovery engine;
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

We are very early in our development efforts. All but two of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

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
•
the costs associated with collaboration or license agreements;
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

We are currently progressing our Phase 1/2 trial of MRT-2359 and Phase 1 trial of MRT-6160, preparing to file an IND for MRT-8102, advancing multiple late stage preclinical programs, and multiple discovery programs through the preclinical stages of drug development across a number of potential indications, and we are continuously discovering additional targets as candidates for new discovery programs via our prolific QuEENTM MGD discovery engine. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, including use of our "at-the-market" program with Jefferies LLC, or Jefferies, debt financings, governmental funding, collaborations, such as our collaboration with Roche, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, such as our license to Novartis. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Since our initial public offering, or IPO, we have raised additional capital through the issuance and sale of our common stock and warrants to purchase our common stock, including a registered direct offering in October 2023 which raised aggregate net proceeds of approximately $24.9 million after deducting offering expenses, an underwritten public offering in May 2024 which raised aggregate net proceeds of approximately $100 million after deducting offering expenses, collaboration and license agreements with Roche and Novartis and in “at-the-market” offerings, pursuant to an Open Market Sale Agreement with Jefferies which provided for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock. We expect that our existing cash and cash equivalents and marketable securities, will be sufficient to fund our operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations and licenses, such as our collaboration with Roche and our license to Novartis, or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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
•
the achievement of milestones or occurrence of other developments that trigger payments, including potential royalty payments, under our existing Collaboration and License Agreement with Roche and our existing License Agreement with Novartis, or any additional collaboration agreements we obtain;
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

Risks related to our business and industry

Risks related to drug development and regulatory approval

Our approach to the discovery and development of product candidates based on our QuEENTM discovery engine is novel, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates.

Our QuEENTM discovery engine is a relatively new technology. Our future success depends on the successful development of this novel product candidate development approach. We have not yet succeeded and may not succeed in demonstrating the efficacy and safety of any of our product candidates in clinical trials or in obtaining marketing approval thereafter. In particular, our ability to successfully target therapeutically-relevant proteins using MGDs requires the successful development of MGDs developed via our QuEENTM discovery engine. This is a complex process requiring a number of component parts or biological mechanisms to work in unison to achieve the desired effect. We cannot be certain that we will be able to discover MGDs by matching the right target and its degron with the ideal E3 ligase in a timely manner, or at all. We have only initiated clinical development of our lead product candidate, and there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether our approaches will result in the development and marketing approval of any product candidates. Any development problems we experience in the future related to our QuEENTM discovery engine or any of our discovery programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies and clinical trials, or any clinical trials that we may initiate in the future or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

We may not be successful in our efforts to identify or discover additional product candidates or we may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

A key element of our strategy is to apply our QuEENTM discovery engine and product pipeline to address a broad array of target proteins in various therapeutic areas. The discovery activities that we are conducting may not be successful in identifying product candidates that are useful in treating oncology, inflammatory, immunologic, metabolic, cardiovascular, genetic and other diseases, and neurodegenerative or other neurologic diseases. Our discovery programs may be unsuccessful in identifying potential product candidates, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Our business is dependent on the success of our lead programs, and any other product candidates that we advance into the clinic. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, any of our current or future product candidates.

All of our pipeline programs other than MRT-2359 and MRT-6160 are currently in preclinical development. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we raised in our IPO. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of an NDA from the FDA, or in the EEA, until we receive approval of a marketing authorization application, or an MAA, from the European Commission, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive, and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

Any of these factors, many of which are beyond our control, could jeopardize our ability to obtain regulatory approval for and successfully market our current or future product candidates. In addition, the FDA and other applicable foreign regulatory agencies have substantial discretion in the approval process and determining when or whether regulatory approval will be granted for any product candidate that we develop and may decide that our data are insufficient for approval or require additional preclinical, clinical, or other data. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. Any setbacks in our pursuit of regulatory approval would have a material adverse effect on our business and prospects.

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

The precise incidence and prevalence for the indications being pursued by our current and future product candidates is currently unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. Our product candidates are targeting cancers, inflammatory diseases, and autoimmune diseases. The total addressable market opportunity for product candidates from these discovery programs and future product candidates will ultimately depend upon, among other things, its proven safety and efficacy, the diagnosis criteria included in the final label for each, whether our product candidates are approved for sale for these indications, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients for our product candidates in the United States and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than MRT-2359, which is being evaluated in an ongoing clinical trial, MRT-6160, which is being evaluated in a Phase 1 single ascending dose / multiple ascending dose study, and MRT-8102, which we plan to submit an IND in H1 2025, we are currently selecting lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Additionally, several of our planned and ongoing clinical trials utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in December 2024 we announced interim data from the Phase 1 dose escalation part of our ongoing Phase 1/2 open-label, multicenter study of MRT-2359 in patients with MYC-driven solid tumors. While the interim clinical data from the study demonstrated favorable tolerability, and favorable pharmacokinetic and pharmacodynamic profiles in heavily pre-treated patients with lung cancers and high-grade neuroendocrine cancer, we cannot be certain that the final data will demonstrate the same results, or that we will be able to draw the same conclusions from the final data. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

We have been granted Fast Track Designations for MRT-2359 for the treatment of patients with previously treated, metastatic small cell lung cancer (SCLC) with L-MYC or N-MYC expression and MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression. We may seek additional Fast Track Designations for one or more of our current or future product candidates, as appropriate. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The sponsor of a product candidate with Fast Track Designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider reviewing sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, such as the Fast Track Designation we received for MRT-2359, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as IMM. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a product granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the Agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the Agency for review during the pre-approval review period. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism.

Foreign sales of our current or future product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

Changes in funding or disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns, or changes in policy could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

We are aware of several biotechnology companies focused on developing TPD, including MGD therapeutics for patients, the most prominent of which include but are not limited to, C4 Therapeutics, Inc., Nurix Therapeutics,

Inc., Kymera Therapeutics, Inc., Bristol-Myers Squibb, Novartis, all of whom have reported having TPD or MGD product candidates in preclinical or clinical development. Several large pharmaceutical companies have disclosed investments in the TPD field.

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

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected drug products to potential competition by lower-cost biosimilars, expanded the types of entities eligible for the 340B drug discount program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program- later replaced by a similar program under the Inflation Reduction Act of 2022 - under which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during certain coverage periods, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU and UK. The provision of benefits or advantages to induce improper performance generally is governed by the national anti-bribery laws of EU Member States, and the U.K. Bribery Act 2010 in the U.K. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

In October 2023, we announced that Monte Rosa Therapeutics AG, our wholly-owned subsidiary, or Monte Rosa AG, entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd, or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel, Roche, or the “Roche Agreement.” Pursuant to the Roche Agreement, we and Roche will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery engine for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. Pursuant to the Roche Agreement, we will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities. Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Roche Agreement will be overseen by a joint research committee. Pursuant to the Roche Agreement, Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, we are entitled to receive from Roche an upfront payment of up to $28 million, and potential preclinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Roche Agreement will remain in effect for each product licensed under the Roche Agreement until expiration of the royalty term for the applicable product. The parties have included customary termination provisions in the agreement, allowing termination of the Roche Agreement in its entirety, on a country-by-country or a target-by-target basis. If Roche elects to exercise these termination rights, it will result in a delay in or could prevent us from developing or commercializing certain product candidates. Further, disputes may arise between us and Roche, which may delay or cause the termination of this Roche Agreement, result in significant litigation, cause Roche to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

We have entered into a License Agreement with Novartis, and pursuant to the terms of that agreement, are dependent on Novartis for certain development and commercialization activities with respect to certain of our product candidates.

In October 2024, we announced that Monte Rosa AG entered into a License Agreement with Novartis, or the Novartis Agreement. Pursuant to the Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. We are responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee. Pursuant to the Novartis Agreement, we received from Novartis an upfront payment of $150 million and are eligible to receive (1) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and (2) tiered royalties on sales outside of the United States. We will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively.

The Novartis Agreement includes customary termination provisions, including Novartis’ ability to terminate the Novartis Agreement in its entirety. If Novartis elects to exercise these termination rights, it will result in a delay in or could prevent us from developing or commercializing certain product candidates. Further, disputes may arise between us and Novartis, which may delay or cause the termination of this Novartis Agreement, result in significant litigation, cause Novartis to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

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

We are engaged in a strategic collaboration and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. For example, on October 16, 2023, we entered into the Agreement with Roche for the discovery and development of MGDs against targets in cancer and neurological diseases. Pursuant to the terms of the Agreement, we granted to Roche an exclusive license to use certain of our platform technology for the exploitation of compounds and products discovered and developed under the arrangement. Further, in October 2024, we announced a global exclusive development and commercialization license agreement with Novartis to advance VAV1 MGDs, including MRT-6160, currently in Phase 1 clinical development for various immune-related conditions.

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

Further, collaborations and licensing deals involving our technologies or current or future product candidates, such as our arrangements with Roche and Novartis, are subject to numerous risks, which may include the following:

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary QuEENTM discovery engine, our GSPT1 program, including our clinical stage product candidate named MRT-2359, our VAV1 program, including our clinical stage product candidate named MRT-6160, our NEK7 program, including our product candidate named MRT-8102, and our CDK2 and CCNE1 programs, which are our three most advanced preclinical stage pipeline programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

As of December 31, 2024, we owned thirty-nine patent families related to our QuEENTM discovery engine, our CCNE1 program, our CDK2 program, our NEK7 program, our VAV1 program, and our GSPT1 program, including GSPT1-directed MGDs and biomarkers related to these compounds. We currently own one issued patent. Further, patent prosecution related to our pending patent applications is on-going.

As of December 31, 2024, our patent portfolio covering GSPT1-directed MGDs and uses thereof included twelve patent families, our patent portfolio related to our QuEENTM discovery engine included eight patent families, our patent portfolio related to our CDK2 program included six patent families, our patent portfolio related to our NEK7 program included three patent families, and our patent portfolio related to our VAV1 program included five patent families. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect our QuEENTM discovery engine and our current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have acquired or may acquire patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to support our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until at least 18 months after the earliest priority date of the patent filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In addition, the USPTO might require that the term of a patent issuing from a pending patent application be disclaimed and limited to the term of another patent that is commonly owned or names a common inventor. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States.

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

The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid periodically. While an inadvertent lapse can in some cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or discovery engines, which could have a material adverse effect on our business prospects and financial condition.

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

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our preclinical studies and future clinical trials, continue our discovery programs, license necessary technology from third parties, or enter into development collaborations or licensing arrangements that would help us commercialize our current or future product candidates, such as our arrangements with Roche and Novartis.

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

The intellectual property landscape relevant to our products and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business. Our commercial success depends upon our ability to develop, manufacture, market and sell our current and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the valid and enforceable intellectual property rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including derivation, interference, reexamination, inter partes review and post grant review proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We or any of our current or future licensors or strategic partners may be party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that our current or future product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. We cannot assure you that our current or future product candidates, the QuEENTM discovery engine, and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties.

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
•
a court prohibiting us from developing, manufacturing, marketing or selling our current or future product candidates, or from using our proprietary technologies, including our QuEENTM discovery engine, unless the third-party licenses its product rights to us, which it is not required to do on commercially reasonable terms or at all;
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

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted in U.S. courts only with evidence that is

“clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our current or future product candidates. Patent applications can take many years to issue. In addition, because some patent applications in the U.S. may be maintained in secrecy until the patents are issued, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after their earliest priority filing date, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications covering our current or future product candidates or technology. If any such patent applications issue as patents, and if such patents have priority over our patent applications or patents we may own or in-license, we may be required to obtain rights to such patents owned by third parties which may not be available on commercially reasonable terms or at all, or may only be available on a non-exclusive basis. There may be currently pending third-party patent applications which may later result in issued patents that our current or future product candidates may infringe. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our current or future product candidates or other technologies, could be found to be infringed by our current or future product candidates or other technologies. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by our activities. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our current or future product candidates, molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our current or future product candidates or the QuEENTM discovery engine may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be nonexclusive, thereby giving our competitors access to the same technologies licensed to us.

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals and engage the services of consultants who previously worked for other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending and we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, the QuEENTM discovery engine, or other technologies, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities.

We will not obtain patent or other intellectual property protection for any current or future product candidates in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates, the QuEENTM discovery engine, or other technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates, the QuEENTM discovery engine, and other technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from infringing on our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

The Collaboration and License Agreement with Roche and the License Agreement with Novartis under which we currently license intellectual property or technology are complex, and certain provisions in such agreement, or other future collaboration and license agreements, may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements or obtain additional licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

In addition, our current and future intellectual property license agreements may require us various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, we use the licensed intellectual property in an unauthorized manner or we are subject to bankruptcy-related proceedings, the terms of the licenses may be materially modified, such as by rendering currently exclusive licenses non-exclusive, or it may give our licensors the right to terminate their respective agreement with us. Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, the QuEENTM discovery engine, or other technologies, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours, and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We continue to build and integrate AI into our business, in particular as a component of our QuEENTM drug discovery engine, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act, or the “AI Act,” entered into force in August 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high-risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026 to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

We are highly dependent on the research and development, clinical and business development expertise of Markus Warmuth, M.D., our Chief Executive Officer, John Castle, Ph.D., our Chief Data and Information Officer, Sharon Townson, our Chief Scientific Officer, Filip Janku, our Chief Medical Officer, Philip Nickson, our Chief Business and Legal Officer, Jennifer Champoux, our Chief Operating Officer, Magnus Walter, our Senior Vice President of Drug Discovery, and Andrew Funderburk, our Senior Vice President and Head of Investor Relations and Strategic Financing, as well as the other principal members of our management and scientific teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2024, we had 134 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We may be unable to adequately protect our information systems from cyberattacks and security incidents, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email addresses, phone number and clinical trial information. We, like other organizations in our industry, have experienced and continue to experience attempted and actual cyber incidents. A successful security incident or cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks generally are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, or employees, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, ransomware, social engineering (including phishing attacks) fraud or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information. A successful cyberattack or security incident could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of protected information or confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans.

Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent cybersecurity incidents or breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, although we carry cyber insurance, in the event of a cybersecurity incident or breach, such coverage may not be sufficient to cover all losses. Any failure to prevent or mitigate or adequately address any cybersecurity incidents, data breaches, or other improper access to, use of, or disclosure of our clinical data or patients’ personal data could require us to notify impacted stakeholders (including affected individuals, regulators and investors) and result in significant liability through litigation and regulatory investigations and enforcement actions, including under Swiss national data protection laws, U.S. state (e.g., state breach notification laws), and/or federal (e.g., HIPAA, as amended by HITECH) laws, and laws of other foreign jurisdictions (e.g., the EU General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies, cybersecurity incidents, or data breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above, as well as disputes with physicians, patients and our partners, litigation, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate or adequately address any cybersecurity incidents, data breaches, or other improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents or data breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business, or fines and penalties. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations.

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

Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom, or UK, is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU and U.K., including, for example, ensuring an appropriate legal basis or condition applies to the processing of personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and U.K. to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 (or £17.5 million in the U.K.) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. For additional information on these regimes, see “Government Regulation—Privacy and data protection laws and regulations”. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail, or are perceived to fail, to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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
•
general economic, industry and market conditions, including inflation and potential tariffs; and
•
the other factors described in this “Risk factors” section.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, such as our collaboration with Roche, strategic alliances and marketing, distribution or licensing arrangements, such as our license to Novartis. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. While the Delaware Supreme Court and other states have upheld the validity of federal forum selection provisions purporting to require claims under the Securities Act be brought in federal, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is invalid or unenforceable. The Court of Chancery of the State of Delaware or the federal district courts of United States of America may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 17, 2025, we have outstanding a total of 61,509,821 shares of common stock.

We previously entered into an Open Market Sale Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under our registration statement on Form S-3 (File No. 333-266003), or the 2022 Shelf Registration Statement, and subject to the limitations thereof. We will pay to the Jefferies cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Open Market Sale Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2022 Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. To date 2,612,514 shares have been sold pursuant to the Open Market Sale Agreement for net proceeds of $21.0 million, after deducting commissions of $0.6 million.

From time to time, we may sell shares of common stock or pre-funded warrants to purchase shares of common stock in underwritten public offerings, registered direct offerings or other types of offerings. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding.

We have reserved shares for issuance pursuant to our 2021 ESPP and 2021 Plan, each subject to evergreen renewal on January 1 of each year through January 1, 2031. Shares of unvested restricted stock that were issued and outstanding will become available for sale immediately upon the vesting of such shares, as applicable. Shares issued upon the exercise of stock options pursuant to awards that may be granted under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules.

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

The holdings of our executive officers, directors, principal stockholders and their affiliates represents beneficial ownership, in the aggregate, own a significant percentage of our outstanding common stock. In addition, our chief executive officer, who is a director, is affiliated with our principal stockholders. As a result, these stockholders, if they act together, are able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. These stockholders may have interests with respect to their common stock that are different from our other stockholders. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. While it is not possible at this time to predict the extent of the impact that high market volatility and instability of the financial services industry could have on economic activity and our business in particular, the failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

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

Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry in general, and in some instances we or our collaborators or other third parties on which we or they rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities, Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United Sates and China, including as a result of the escalation of tariffs.

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

As of December 31, 2024, we had a federal net operating loss carryforwards of $0.6 million which will begin to expire in various amounts in 2040 (other than federal net operating loss carryforwards arising in taxable years beginning after December 31, 2019, which are not subject to expiration). As of December 31, 2024, we had foreign net operating loss carryforwards of $332.1 million that begin to expire in 2026. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U.S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We have adopted an incident response plan designed to coordinate the steps to identify, contain, eradicate, and recover from cybersecurity incidents. We have a process requiring newly hired employees to participate in security awareness training and we conduct periodic phishing email simulations. We also have a risk-based process to review certain third-party information technology service providers and vendors, including through contractual requirements and proactive threat intelligence monitoring, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Like other companies in our industry, we and our third-party information technology service providers and vendors have from time to time experienced threats that could affect our information or systems. For more information, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

Governance

Our Head of Information Technology, or IT, with the support of our third-party information technology service providers and a team of IT professionals, is responsible for the strategic leadership and day-to-day management of our cybersecurity program, including the prevention, detection, mitigation, and remediation of cyber incidents. The individual serving as Head of IT has more than twenty-five years of experience in information technology and information security.

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

Item 2. Properties

Our principal offices occupy approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Suite 900, Boston, Massachusetts, 02118, which has served as our new headquarters since the second quarter of 2023. Our obligation to pay rent pursuant to the lease began on December 21, 2022. The initial term of the lease is one hundred twenty-eight (128) months following April 1, 2022. The annual base rent under the lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for five (5)-years upon notice to the Landlord at least one (1) year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease.

We have an additional location used for office and lab space that occupies approximately 21,422 square feet located in Basel-City, Switzerland. In April 2023, we amended the lease to increase the square footage of the office and lab space to 44,685 square feet and extended the lease term through June 2027.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 20, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock began trading on The Nasdaq Global Select Market on June 24, 2021, under the symbol “GLUE”. Prior to that time, there was no public market for our common stock.

Holders of record

As of March 10, 2025, we had approximately 14 holders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation discovery engine, called QuEENTM, to enable our unique, target-centric, MGD discovery and development process and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. In 2020, through a common control reorganization, Monte Rosa Therapeutics, Inc. acquired the net assets and shareholding of Monte Rosa Therapeutics AG. Monte Rosa Therapeutics, Inc. includes wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Securities Corporation. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. From our inception through the date hereof, we raised an aggregate of $834.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $72.7 million and $135.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $438.6 million and $377.0 million of cash, cash equivalents, restricted cash, and marketable securities.

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

Components of operating results

Collaboration revenue

Collaboration revenue represents amounts earned from our collaboration and license agreements with Roche and Novartis. We expect that our revenue for the next several years will be dervied primarily through our current collaboration and license agreements and any additional collaborations that we may enter into in the future.

Roche agreement

On October 16, 2023, Monte Rosa AG entered into a Collaboration and License Agreement with Roche Basel and Roche US, and together with Roche Basel, Roche, or the “Roche Agreement”. Pursuant to the Roche Agreement, the parties will seek to identify and MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration with an additional set of targets under certain conditions, each target being subject to certain substitution rights owned by Roche. We will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities.

Under the Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Agreement will be overseen by a joint research committee.

Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. Roche has an option to expand the collaboration with an additional set of targets under certain conditions. For the optional additional targets, we are entitled to receive from Roche an upfront payment of up to $28 million, and potential preclinical, clinical, commercial, and sales milestones exceeding $1 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Agreement will remain in effect for each product licensed under the Agreement until expiration of the royalty term for the applicable product. The parties have included customary termination provisions in the agreement, allowing termination of the Agreement in its entirety, on a country-by-country or a target-by-target basis.

Novartis agreement

On October 25, 2024, Monte Rosa AG and Novartis entered into a global exclusive development and commercialization license agreement, or the Novartis Agreement. Pursuant to the Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. We are responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

Pursuant to the Novartis Agreement, we received from Novartis an upfront payment of $150 million, and are eligible to receive from Novartis (1) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and (2) tiered royalties on sales outside of the United States. We will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively. The Novartis Agreement includes customary termination provisions, including Novartis’ ability to terminate the Novartis Agreement in its entirety. On December 11, 2024, we announced the closing of the Novartis Agreement.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM discovery engine and advancement of our GSPT1 and VAV1 programs, and advancement of our disclosed and undisclosed programs including for NEK7, CDK2, and CCNE1.

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

Non-operating income and expense

Our non-operating income and expense includes (i) interest earned on our investments, including principally marketable securities and cash; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; (iii) proceeds from the sale of fixed assets; and (iv) realized losses on the sale of marketable securities.

Results of operations for the years ended December 31, 2024 and 2023

The following sets forth our results of operations:

	Year ended December 31,
(in thousands)	2024	2023	Dollar change
Collaboration revenue	$75,622	$—	$75,622
Operating expenses:
Research and development	121,563	111,272	10,291
General and administrative	35,171	32,039	3,132
Total operating expenses	156,734	143,311	13,423
Loss from operations	(81,112)	(143,311)	62,199
Other income	10,982	8,297	2,685
Net loss before income taxes	$(70,130)	$(135,014)	$64,884
Provision for income taxes	(2,570)	(338)	(2,232)
Net loss	$(72,700)	$(135,352)	$62,652

Collaboration revenue

Collaboration revenue for the year ended December 31, 2024 was $75.6 million, of which $34.0 million and $41.6 million were attributable to our license and collaboration agreements with Roche and Novartis, respectively. We did not recognize collaboration revenue for the year ended December 31, 2023.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis. The following table summarizes our research and development expense for each period presented (program expenses are not separately included in the table below prior to the year they are disclosed):

	Year Ended December 31,
(in thousands)	2024	2023	Dollar change
External research and development expense:
MRT-2359	$12,332	$—	$12,332
MRT-6160	15,209	—	15,209
NEK7	10,163	—	10,163
Other development and discovery programs	14,432	46,404	(31,972)
Compensation and related personnel expense	39,796	37,570	2,226
Overhead and administrative expense	29,631	27,298	2,333
Total research and development expense	$121,563	$111,272	$10,291

As of December 31, 2024, and December 31, 2023, we had 105 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key development milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the advancement of MRT-6160 into the clinic, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of the Company’s QuEENTM discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses included non-cash stock-based compensation of $10.6 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Year ended December 31,
(in thousands)	2024	2023	Dollar change
Personnel costs	$22,153	$19,648	$2,505
Professional services	5,091	4,355	736
Facility costs and other expenses	7,927	8,036	(109)
Total general and administrative expenses	$35,171	$32,039	$3,132

As of December 31, 2024, and December 31, 2023, respectively, we had 29 and 28 employees engaged in general and administrative activities principally in our U.S. facility. Personnel and professional service costs increased in the year ended December 31, 2024, as compared to 2023 as a result of increased headcount and expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $7.5 million and $7.7 million for the years ended December 31, 2024 and 2023, respectively.

Other expenses, net

Other income (expense), net was comprised of:

	Year ended December 31,
(in thousands)	2024	2023
Interest income, net	$10,566	$9,334
Foreign currency exchange gain (loss), net	416	(930)
Gain on disposal of fixed assets	—	24
Loss on sale of marketable securities	—	(131)
Other income	$10,982	$8,297

The increase in interest income for the year ended December 31, 2024, is principally attributable to higher interest rates on marketable securities.

Foreign exchange gain on transactions of our Switzerland based subsidiary denominated in currency other than the U.S. dollar increased in the year ended December 31, 2024, as to compared to the loss for year ended December 31, 2023, principally due to the strengthening of the U.S Dollar with respect to, principally, the Swiss Franc.

Provision for income taxes

For the year ended December 31, 2024, we recorded a provision for income taxes of $2.6 million, primarily driven by the current federal and state taxes related to the $50.0 million upfront payment for Roche Agreement, which will be recognized as taxable Global Intangible Low Tax Income, or GILTI.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements.

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

In December 2024, we also announced the closing of the global exclusive development and commercialization License Agreement with Novartis to advance VAV1-directed MGDs, including MRT-6160. Under the terms of the agreement, we received from Novartis an upfront payment of $150 million.

As of December 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities, of $377.0 million and an accumulated deficit of $438.6 million. We believe that our cash, cash equivalents, restricted cash, and marketable securities will be sufficient to fund our planned operations for at least one year past the issuance date of these financial statements.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023
Net cash provided by (used in):
Operating activities	$41,996	$(43,802)
Investing activities	(44,452)	88,801
Financing activities	98,892	27,492
Net increase in cash, cash equivalents and restricted cash	$96,436	$72,491

Operating activities

During the year ended December 31, 2024, net cash provided by operating activities of $42.0 million was attributable to our net loss of $72.7 million off-set by an increase in deferred revenue of $83.4 million, $23.3 million in non-cash charges, and changes in our working capital accounts of $8.0 million. Non-cash charges primarily include stock-based compensation expense of $18.1 million and depreciation expense of $8.1 million.

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

Investing activities

Cash used in investing activities of $44.5 million during the year ended December 31, 2024, was primarily attributable to the purchases of marketable securities of $230.4 million and property and equipment of $4.0 million, off-set by cash provided by financing activities attributable to the maturities of marketable securities of $189.9 million.

Cash provided by investing activities of $88.8 million during the year ended December 31, 2023, was primarily attributable to proceeds from maturities of marketable securities of $165.3 million and proceeds from the sale of marketable securities of $45.6 million, off-set by purchases of marketable securities of $103.2 million and property and equipment of $19.0 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2024 amounted to $98.9 million principally attributable to net proceeds from our stock offerings of $97.3 million.

Net cash provided by financing activities for the year ended December 31, 2023 amounted to $27.5 million principally attributable to the sale of pre-funded warrants for aggregate net proceeds of $24.9 million.

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

Based upon our current operating plan, we believe that the existing cash, cash equivalents, restricted cash, and marketable securities of $377.0 million, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. We base this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Research and development expense and accruals

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for development of our technology discovery engine and the discovery and development of our product candidates and include: employee-related expenses, including salaries, benefits and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, including preclinical testing organizations, non-profit institutions and consultants; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

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

Revenue Recognition

To date, our revenues have primarily consisted of consideration related to the Roche License and Collaboration Agreement and the Novartis License Agreement. Goods and service that we are required to provide to Roche and Novartis under these agreements are accounted for under ASC 606. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

Roche Collaboration and License Agreement

On October 16, 2023, we entered into a Collaboration and License Agreement with Roche, for the discovery and development of molecular glue degraders against targets in cancer and neurological diseases. Under the Roche Agreement, we will lead the discovery and certain preclinical activities against multiple select targets. Following the completion of certain preclinical studies, Roche has the option to continue the further development and potential commercialization of compounds identified and generated under the collaboration and products containing such compounds at its sole responsibility and at its own cost. The initial scope of the agreement is limited to a specified number of targets but may be expanded to include additional targets subject to certain conditions and additional compensation payable to us. Pursuant to the terms of the Roche Agreement, we granted to Roche an exclusive license to use certain of its platform technology for the exploitation of compounds and products discovered and developed under the agreement. We received an upfront payment of $50.0 million and milestone payments of $9 million from Roche under the terms of the Roche Agreement. Additionally, we are eligible to receive additional contingent payments from Roche upon the occurrence of defined research, development, regulatory and sales-based events exceeding $3 billion. We are also entitled to tiered royalties on sales of products containing compounds identified and generated from activities conducted under the arrangement. The Roche Agreement term commences on the execution date and continues until no payment obligations remain, unless otherwise terminated earlier.

Novartis License Agreement

On October 25, 2024, we entered into a License Agreement with Novartis. Pursuant to the Novartis Agreement, we will grant to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. We are responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Pursuant to the Agreement, we received from Novartis (1) an upfront payment of $150 million, (2) are entitled to receive up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and (3) tiered royalties on sales outside of the United States. We will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties as sales outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by us and Novartis.

See the section entitled “Business—Our services, collaboration and licenses agreements” elsewhere in this Annual Report as well as Note 9 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our collaboration and license agreements.

Lease Commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Boston, Massachusetts and Basel, Switzerland that expire in 2032 and 2027, respectively. As of December 31, 2024, our contractual commitments for our leases were $61.6 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2024, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers as of March 20, 2025.

Name	Positions and Offices Held with Monte Rosa	Officer/Director Since	Class and Year in Which Term Will Expire	Age
Executive Officers
Markus Warmuth, M.D.	Chief Executive Officer,	2020	Class III - 2027	54
	President and Director
Filip Janku, M.D., Ph.D.	Chief Medical Officer	2021	--	51
Philip Nickson, J.D., Ph.D.	Chief Business and Legal Officer	2022	--	46
Sharon Townson, Ph.D.	Chief Scientific Officer	2021	--	50
Jennifer Champoux	Chief Operating Officer	2024	--	53
Non Employee Directors
Andrew Schiff, M.D. (1)(3)	Chairman of the Board of	2020	Class II - 2026	59
	Directors and Director
Ali Behbahani, M.D. (2)	Director	2020	Class III - 2027	48
Christine Siu (1)	Director	2020	Class I - 2025	48
Kimberly L. Blackwell, M.D. (2)	Director	2020	Class I - 2025	56
Jan Skvarka, Ph.D., MBA (3)	Director	2023	Class I - 2025	58
Chandra P. Leo (1)	Director	2020	Class II - 2026	54
Anthony Manning, Ph.D. (2)(3)	Director	2023	Class II - 2026	63
Eric Hughes, M.D., Ph.D.	Director	2024	Class III - 2027	55

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Nominating and Corporate Governance Committee

Executive Officers

Markus Warmuth, M.D. has served as our President and Chief Executive Officer and a member of our board of directors since January 2020. Dr. Warmuth has also served as a Venture Partner at Versant Venture Management, LLC, a healthcare investment firm, since September 2019. From July 2018 to August 2019, he worked as an Entrepreneur-in-Residence for Third Rock Ventures, LLC, a venture capital firm. From October 2011 to May 2018, Dr. Warmuth was the Chief Executive Officer and, previously from August 2011 to October 2011, Chief Scientific Officer of H3 Biomedicine Inc., a drug development company. Dr. Warmuth has served as a member of the board of directors of IMV Inc., a clinical stage biopharmaceutical company, from November 2018 to September 2023, and Relay Therapeutics, a clinical stage precision medicine company, from July 2018 to August 2019. Dr. Warmuth has also previously served in multiple roles at the Novartis Institutes for Biomedical Research (NIBR) and the Genomics Institute of the Novartis Research Foundation (GNF), including as the Director of Kinase Biology, Head of Oncology Pharmacology. While at Novartis, he and his teams were involved in the development of Ceritinib and Ribociclib as well as the discovery of allosteric inhibitors of SHP2 and Abl, amongst others. He received an M.D. from Ludwig Maximilian University, Munich, Germany. We believe Dr. Warmuth is qualified to serve on our board of directors because of his scientific and medical background as well as his corporate leadership experience.

Filip Janku, M.D., Ph.D. has served as our Chief Medical Officer since June 2021. From February 2012 to May 2021, Dr. Janku served in various positions at The University of Texas MD Anderson Cancer Center, or MD Anderson, including as Center Medical Director for MD Anderson’s Clinical and Translational Research Center and as Associate Professor in its Department of Investigational Cancer Therapeutics where he focused his research efforts in oncogenic mutations and molecular aberrations. Dr. Janku brings expertise in innovative early-phase clinical development of new cancer drugs with a special focus on proof-of-concept clinical studies of novel, biomarker-driven, personalized therapies. Dr. Janku’s work has been recognized with multiple awards including the Emil Frei, III Award for Excellence in Translational Research, Sabin Family Fellow Award, Khalifa Scholar Award, Sidney Kimmel Scholar Award; and he authored or coauthored over 280 scientific articles in peer-reviewed journals. Dr. Janku received his M.D. and Ph.D. from Charles University in the Czech Republic.

Philip Nickson, J.D., Ph.D. has served as our Chief Business and Legal Officer since May 2024. From March 2022 to April 2024, Dr. Nickson served as our General Counsel. From March 2021 to March 2022, Dr. Nickson led our legal function serving as our Head of Legal Operations. From January 2012 to March 2021, Dr. Nickson served in various roles of increasing responsibility at Momenta Pharmaceuticals, acquired by Johnson and Johnson in October 2020, including most recently as Vice President of Intellectual Property and Associate General Counsel. From January 2006 to January 2012, Dr. Nickson served in various positions at the law firm Fish and Richardson, with a practice focusing on supporting small to mid-size biotech clients. Prior to practicing law, Dr. Nickson completed a post-doctoral research program at the Boston Biomedical Research Institute researching cardiomyocyte cell death. Dr. Nickson received his J.D. from Suffolk University and his Ph.D. from University of Manchester.

Sharon Townson, Ph.D., has served as our Chief Scientific Officer since May 2024. From December 2020 to April 2024, Dr. Townson served as our Chief Technology Officer. Dr. Townson originally joined Monte Rosa on July 2020 as Vice President, Biomolecular Sciences and brings expertise in molecular glues and targeted protein degradation technology platforms. Prior to joining Monte Rosa, Dr. Townson served as Executive Director of Platform Biology at Kymera Therapeutics from April 2019 to July 2020. Previously, from June 2013 to December 2018, Dr. Townson served in various leadership roles at Warp Drive Bio and was responsible for developing their novel molecular glue approach to target KRAS. Dr. Townson began her career at Pfizer as a structural biologist and holds a Ph.D. in structural biology and biochemistry from the University of Manchester Institute of Technology.

Jennifer Champoux, has served as our Chief Operating Officer since May 2024. Ms. Champoux joined Monte Rosa on March 2021 as Senior Vice President Operation. From March 2023 to May 2024, Ms. Champoux served as Chief People and Operations Officer. Prior to joining Monte Rosa, from May 2019 to March 2021, Ms. Champoux was Executive Director of Operations at H3 Biomedicine where she led the operations, communications, and finance operations teams. Prior to that, Ms. Champoux was a Director, Operations at H3 Biomedicine from June 2017 to May 2019. From February 2006 to May 2017, Ms. Champoux previously worked at Novartis Institutes for Biomedical Research and served in various roles of increasing responsibility, ultimately leading operations for the Discovery Chemistry group in Cambridge. Ms. Champoux started her career in several pharmaceutical development functions, including process chemistry, program management, and clinical operations at Merck and Array BioPharma. Ms. Champoux holds a B.S. in chemistry from University of Vermont and a M.S in organic chemistry from Indiana University.

Non-Employee Directors

Andrew Schiff, M.D., has been a member of our board of directors since September 2020 and as our chairman since June 2023. Dr. Schiff serves as a Managing Partner of Aisling Capital, a venture capital firm, that he has been affiliated with since 1999. Prior to joining Aisling Capital, Dr. Schiff practiced internal medicine at the New York Presbyterian Hospital, where he currently maintains his position as a Clinical Assistant Professor of Medicine. Dr. Schiff serves as a member of the board of directors of Aclaris Therapeutics, Inc., a pharmaceutical company, since 2017. Dr. Schiff received an M.D. from Cornell University Medical College, an M.B.A. from Columbia Business School, and a B.S. in neuroscience with honors from Brown University. We believe Dr. Schiff is qualified to serve as a member and Chairman of our board of directors because of his medical background as well as his corporate leadership experience.

Ali Behbahani, M.D., has been a member of our board of directors since April 2020. Dr. Behbahani joined New Enterprise Associates, Inc., a venture capital firm, in 2007 and is a Partner and Co-Head of Healthcare. Prior to joining New Enterprise Associates, Inc., Dr. Behbahani served as a consultant in business development at The Medicines Company, a pharmaceutical company, a Venture Associate at Morgan Stanley, a multinational investment bank and financial services company, and a Healthcare Investment Banking Analyst at Lehman Brothers, a global financial services firm, from 1998 to 2000. Dr. Behbahani serves as a member of the board of directors of Nkarta, Inc., a biotechnology company, since August 2015, Black Diamond Therapeutics, Inc., a biopharmaceutical company, since December 2018, Adaptimmune Therapeutics plc, a biopharmaceutical company, since September 2014, CRISPR Therapeutics AG, a biotechnology company, since March 2015, Korro Bio, Inc., a biotechnology company, since August 2019, and Arcellx, Inc., a biotechnology company, since February 2015. Dr. Behbahani formerly served as a member of the board of directors of CVRx, Inc., a medical device company, from July 2013 to September 2024, Nevro Corp., a global medical device company, from August 2014 to March 2019, Oyster Point Pharma, Inc., a biopharmaceutical company, from July 2017 to January 2023, Genocea Biosciences, Inc., a biopharmaceutical company, from February 2018 to May 2022, Minerva Surgical Inc., a biotechnology company, from May 2011 to January 2024, and Marker Therapeutics, Inc. until 2017. Dr. Behbahani received an M.D. from the University of Pennsylvania School of Medicine, an M.B.A. from the Wharton School of the University of Pennsylvania and a B.S. in biomedical engineering, electrical engineering and chemistry from Duke University. We believe that Dr. Behbahani is qualified to serve as a member of our board of directors because of his extensive corporate leadership experience and expertise in finance and investment management.

Christine Siu, has been a member of our board of directors since December 2020. Ms. Siu has served as the Chief Executive Officer of ML Bio Solutions, an affiliate of BridgeBio Pharma Inc., a pharmaceutical company, since January 2022 and as Chief Executive Officer of Pancreative Sciences, a portfolio company of GondolaBio, LLC, a biopharma startup, since February 2025. She formerly served as the Chief Operating Officer in Residence of BridgeBio Pharma Inc., a pharmaceutical company, from January 2020 to January 2022 and as the Chief Financial Officer of Eidos Therapeutics, Inc., a biopharmaceutical company from December 2017 to December 2019 and previously as Chief Operating Officer of Eidos Therapeutics, Inc. from April 2016 to December 2017. Ms. Siu served as the Chief Business Officer of The Bluefield Project to Cure Frontotemporal Dementia from 2014 to 2017, and previously from 2012 to 2014 as Senior Director of Corporate Development at Global Blood Therapeutics, Inc., a biopharmaceutical company. Previously, she held positions at various private equity and venture capital firms, including Third Rock Ventures, LLC, Warburg Pincus LLC and Thomas, McNerney & Partners, LLC, where she invested in life sciences companies. Ms. Siu has served as a member of the board of directors of Bright Peak Therapeutics, Inc., a privately held biotechnology company, since June 2021. Ms. Siu received an M.B.A. from Harvard Business School and a B.S. with distinction in cellular molecular biology and economics from the University of Michigan. We believe Ms. Siu is qualified to serve as a member of our Board of Directors because of her experience serving in various commercial roles in the life sciences industry.

Kimberly L. Blackwell, M.D., has been a member of our board of directors since July 2020. Dr. Blackwell served as Chief Executive Officer at Zentalis Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, from May 2022 to November 2024. Dr. Blackwell formerly served as Chief Medical Officer of Tempus Labs, Inc., a biotechnology company, from March 2020 to May 2022 and as Vice President of Early Phase Oncology and Immuno-oncology at Eli Lilly and Company, a global pharmaceutical company, from March 2018 to March 2020. From 2012 to 2018, Dr. Blackwell served as Director of the Women’s Cancer Program, Professor of Medicine, and Associate Director for Strategic Relations at the Duke Cancer Institute where she led the clinical development teams for promising early stage therapeutics. Dr. Blackwell serves as a member of the board of directors of Century Therapeutics, a biotechnology company, since June 2021. Dr. Blackwell formerly served as a member of the board of directors of Zentalis Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, from July 2020 to November 2024. Dr. Blackwell received an M.D. from the Mayo Clinic College of Medicine and Science and a B.A. in bioethics from Duke University. We believe Dr. Blackwell is qualified to serve as a member of our Board of Directors because of her scientific background and significant experience in clinical and research efforts, as well as her experience serving in various leadership roles in the life sciences industry.

Jan Skvarka, Ph.D, MBA, has been a member of our board of directors since March 2023. Dr. Skvarka serves as the Executive Chairman of DEM BioPharma, Inc, a privately held immune-oncology company, since March 2022 and as a member of the board of directors of Zentalis Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, since September 2022. He previously served as the Executive Chairman of GentiBio, Inc., a privately held biotherapeutics company, from June 2022 to November 2022. From September 2019 to November 2021, Dr. Skvarka was the President and Chief Executive Officer and a member of the board of directors of Trillium Therapeutics, Inc., a publicly traded, clinical-stage immuno-oncology company, where he led a highly successful, 360-degree business transformation that produced a leading CD47 drug candidate, propelling Trillium from a $16 million market capitalization to a $2.3 billion acquisition by Pfizer Inc. in two years. From 2014 to January 2019, Dr. Skvarka served as the President and Chief Executive Officer of Tal Medical, a private clinical-stage neuromodulation company, where he developed and executed the company’s strategy, built an accomplished leadership team, and oversaw its clinical development program. He also held roles of increasing responsibility at Bain & Company, most recently as a Partner, and was a leading member of Bain Healthcare Practice, with a focus on life sciences. Dr. Skvarka received a BS in business administration and a PhD in economics from the University of Economics in Bratislava, Slovakia, and an MBA from Harvard Business School. We believe that Dr. Skvarka is qualified to serve as a member of our board of directors because of his extensive experience serving in various leadership roles in the life sciences industry.

Chandra P. Leo, has been a member of our board of directors since September 2020. Dr. Leo has served as an Investment Advisor in the private equity team at HBM Partners AG, a Swiss healthcare investment company, since 2007. Between 1997 and 2007, Dr. Leo worked as a postdoctoral scientist at Stanford University, as a physician at the University Hospital Leipzig and as a principal at Wellington Partners, a venture capital firm. Dr. Leo currently serves as a director on the boards of Fore Biotherapeutics Inc., River 2 Renal Corp. and River 3 Renal Corp., all of which are biotechnology companies. Dr. Leo previously served as a member of the board of directors of Gynesonics Inc., a privately held medical device company, Galecto, Inc., a biotechnology company, and Longboard Pharmaceuticals, Inc., a biopharmaceutical company. He received an M.D. from the Freie Universität Berlin, an M.B.A from INSEAD and an M.A.S. in medicines development from the University of Basel. We believe that Dr. Leo is qualified to serve as a member of our board of directors because of his medical background and expertise in finance and investment management.

Anthony Manning, Ph.D., has been a member of our board of directors since July 2023. Dr. Manning is a seasoned biochemist with a 30-year career in the pharmaceutical and biotechnology industry and currently is the Principal at Manning Bio Worldwide, LLC, assisting in the development of transformative medicines. He also serves as a Board Director for Palatin Technologies, a biopharmaceutical company, since September 2017, as Chairman of the Institute for Biomedical Entrepreneurship, and as a Scientific Advisor for several organizations since 2021. As the former Chief Scientific Officer at Momenta Pharmaceuticals, a biopharmaceutical company, from 2018 to March 2021, where he built a pipeline of first-in-class therapeutics, leading to the company’s acquisition by Johnson & Johnson for $6.5 billion in 2020. Earlier, he spearheaded research and drug discovery at Biogen Idec, a biopharmaceutical company, from 2007 to 2011, at Roche Pharmaceuticals, the pharmaceutical division of research healthcare company Roche Holding AG, from 2002 to 2007, and at Pharmacia Corp, a pharmaceutical company that merged with Pfizer in 2003, from 2000 to 2002. He has led the discovery and development of multiple therapeutics, contributing to the approval of two drugs for autoimmune diseases. We believe Dr. Manning is qualified to serve as a member of our board of directors because of his scientific background and significant experience in clinical and research efforts.

Eric Hughes, M.D., Ph.D., has been a member of our board of directors since December 2024. Dr. Hughes serves as Executive Vice President, Global R&D and Chief Medical Officer at Teva Pharmaceuticals Industries Ltd., a role he has held since August 2022. Prior to joining Teva Pharmaceuticals, from 2021 to 2022, Dr. Hughes was Senior Vice President of Clinical Development and Translational Medicine at Vertex Pharmaceuticals. From 2015 to 2021, Dr. Hughes served as Global Development Unit Head for Immunology, Hepatology and Dermatology at Novartis, ultimately responsible for leading all clinical development activities and biostatistician talent across multiple therapeutic areas and for expanding development in China. Additionally, between 2020 and 2021, during the COVID-19 pandemic, Dr. Hughes also served as Co-Chair of the Therapeutics Clinical Working Group for the Accelerating COVID-19 Therapeutic Interventions and Vaccines public-private partnership at the National Institutes of Health. From 2010 to 2015, Dr. Hughes held several executive and senior positions at Bristol Myers-Squibb, including Head of Virology, Fibrotic Diseases, Genetically Defined Diseases, Autoimmunity, and Cardiology Discovery Medicine, Exploratory Clinical & Translational Research. Dr. Hughes received his MD and Ph.D. from Yale School of Medicine. We believe Dr. Hughes is qualified to serve as a member of our board of directors because of his scientific background and significant experience in clinical and translational research efforts.

Family Relationships and Legal Proceedings

There are no family relationships between or among any of our directors or executive officers. Our executive officers are appointed by, and serve at the discretion of, our board of directors. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors, officers or affiliate, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or in which any such person has a material interest adverse to us or our subsidiary.

Board Committees

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of the audit committee, compensation committee, and nominating and corporate governance committee operates under a charter that satisfies the applicable standards of the SEC and

Nasdaq. Each such committee reviews its respective charter at least annually. A current copy of the charter for each of the audit committee, compensation committee and nominating and corporate governance committee is posted on the corporate governance section of our website, https:// https://ir.monterosatx.com/corporate-governance/documents-and-charters. From time to time, our board of directors may establish certain committees for scientific, business or other matters.

Audit Committee

Christine Siu, Andrew Schiff, M.D. and Chandra Leo serve on the audit committee, which is chaired by Christine Siu. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Christine Siu as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2024, the audit committee met four (4) times. The audit committee’s responsibilities include:

•
appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•
reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•
reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•
establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•
recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•
monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•
preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•
reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;
•
reviewing quarterly earnings releases. All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee;
•
discussing the Company’s risk assessment and management guidelines, including the Company’s major financial risk exposures, cybersecurity risks and the steps that the Company’s management has taken to monitor and control such exposures and risks.

Compensation Committee

Ali Behbahani, M.D., Kimberly L. Blackwell, M.D. and Anthony Manning, Ph.D. serve on the compensation committee, which is chaired by Kimberly L. Blackwell, M.D.. Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the compensation committee met six (6) times. The compensation committee’s responsibilities include:

•
annually reviewing and recommending to the board of directors corporate goals and objectives relevant to the compensation of our chief executive officer;

•
evaluating the performance of our chief executive officer in light of such corporate goals and objectives and based on such evaluation (i) determine the cash compensation of our chief executive officer and (ii) reviewing and approving grants and awards to our chief executive officer under equity-based plans;
•
reviewing and approving the compensation of our other executive officers;
•
reviewing and establishing our overall management compensation, philosophy, and policy;
•
overseeing and administering our compensation and similar plans;
•
evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•
reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;
•
preparing the compensation committee report required by SEC rules, if and when required, to be included in our annual proxy statement;
•
reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement; and
•
reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Anthony Manning, Ph.D., Andrew Schiff and Jan Skvarka, Ph.D, MBA, serve on the nominating and corporate governance committee, which is chaired by Jan Skvarka, Ph.D, MBA. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the nominating and corporate governance committee met three (3) times. The nominating and corporate governance committee’s responsibilities include:

•
developing and recommending to the board of directors criteria for board and committee membership;
•
establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•
reviewing the composition of the board of directors to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
•
identifying individuals qualified to become members of the board of directors;
•
recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•
reviewing and discussing with the board of directors corporate succession plans for our chief executive officer and other key officers;
•
developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•
overseeing the evaluation of our board of directors.

The nominating and corporate governance committee considers candidates for board of director membership suggested by its members and our Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our board of directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described in our proxy statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations as described in our proxy statement under the heading “Stockholder Proposals.”

Identifying and Evaluating Director Nominees. Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers, employees and designated consultants that we believe is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Our insider trading policy prohibits our directors, officers, employees and certain designated consultants, and their affiliated persons, from trading in company securities while in possession of material nonpublic information about our company. The policy also prohibits tipping (i.e., disclosing material nonpublic information about our company to others who may trade of the basis of that information). Under our insider trading policy, designated insiders may only trade in company securities at a time when they do not possess material nonpublic information about our company. We also require our directors, officers and certain other employees to receive approval before trading in company securities. Our insider trading policy also expressly prohibits short sales; purchases or sales of puts, calls, or other derivative securities or hedging transactions; using company securities as collateral in a margin account; or pledging company securities as collateral for a loan. Any waiver of the provisions of this policy requires the approval of our Audit Committee. To date, no such requests have been made or approved. We have also adopted an additional policy that governs adoption, modification and termination of written securities trading plans, known as Rule 10b5-1 plans, by our directors, executive officers and certain other persons. Our policy provides that all Rule 10b5-1 plans must comply with SEC rules applicable to the Rule 10b5-1 safe harbor and imposes additional requirements and limitations.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://ir.monterosatx.com/corporate-governance/documents-and-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a Current Report on Form 8-K.

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2024 are:

•
Markus Warmuth, M.D., our President and Chief Executive Officer;

•
Filip Janku M.D., Ph.D., our Chief Medical Officer; and
•
Philip Nickson, J.D., Ph.D., our Chief Business and Legal Officer

2024 Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

				Non-Equity
			Option	Incentive Plan	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and principal position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Markus Warmuth, M.D.	2024	616,400	1,469,981	354,430	—	2,440,811
Chief Executive Officer	2023	616,400	2,702,530	308,200	—	3,627,130
Filip Janku, M.D., Ph.D.	2024	500,000	514,069	230,000	13,800	1,257,869
Chief Medical Officer	2023	500,000	772,970	200,000	13,200	1,486,170
Phil Nickson, Ph.D.	2024	473,611	582,827	217,390	13,800	1,287,628
Chief Business and Legal Officer	2023	432,000	707,983	172,800	13,200	1,325,983
(1)
Amounts reported represent the aggregate grant date fair value of the stock options award to the named executive officers during fiscal years 2024 and 2023, calculated in accordance with ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the awards reported in this column are set forth in Note 11 to the financial statements included elsewhere in this 2024 Annual Report. The amounts reported in this column reflect the accounting cost for the stock options and does not correspond to the actual economic value that may be received upon exercise of the stock option or any sale of any of the underlying shares of common stock.
(2)
The amounts reported represent bonuses paid under our Senior Executive Cash Incentive Bonus Plan based upon achievement of certain company and individual performance metrics.
(3)
Amounts reported represent the matching contributions to the Company's 401(k) plan.

Narrative to 2024 Summary Compensation Table

Our board of directors and compensation, nomination and corporate governance committee review compensation annually for our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our Company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our compensation, nomination and corporate governance committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year 2024, the compensation, nomination and corporate governance committee continued to retain Radford, an AonHewitt Company, or Radford, to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The compensation, nomination and corporate governance committee engaged Radford to, among other things, assist in developing a group of peer companies to help us determine overall compensation for our executive officers, as well as to assess each separate element of compensation. The goal was to ensure that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and aligned with our business and executive talent requirements. We do not believe the retention of, and the work performed by, Radford creates any conflict of interest because Radford performs no other work for the Company besides advising the compensation, nomination and corporate governance committee.

Our compensation, nomination and corporate governance committee is responsible for determining the compensation for all executive officers. Based on its discretion, taking into account the factors noted above, the compensation, nomination and corporate governance committee sets the compensation for each executive officer, including for the Chief Executive Officer, without the Chief Executive Officer present.

Base Salaries

Base salaries for our named executive officers are reviewed periodically and adjusted from time to time based on factors including market-competitive compensation levels, job responsibilities, individual performance and experience. The 2024 base salaries for Dr. Warmuth, Dr. Janku, and Dr. Nickson were $616,400, $500,000, and $473,611, respectively.

Annual Bonuses

For the fiscal year 2024, each named executive officer was eligible to earn an annual cash bonus pursuant to our Senior Executive Cash Incentive Bonus Plan based on achievement of certain company and individual-performance goals as determined by the Company in its sole discretion. The target annual bonus for each of Dr. Warmuth, Dr. Janku, and Dr. Nickson were 50%, 40%, and 40% of each of the named executive officer’s annual base salary.

Equity Compensation

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. In 2024, we granted stock options to each of our named executive officers, as reflected in the “Outstanding Equity Awards at 2024 Fiscal Year End Table” below.

401(k) Plan

We maintain a tax-qualified retirement plan that provides all regular U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under our 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis or after tax (Roth) basis subject to applicable annual limits under the Code. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. As a U.S. tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made and earnings on Roth contributions are not taxable when distributed from the 401(k) Plan. We make safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation.

Other Benefits

Our named executive officers are eligible to participate in our employee benefit plans on the same basis as our other employees, including our health and welfare plans.

Employment Arrangements with Our Named Executive Officers

We entered into employment agreements with each of Dr. Warmuth, Dr. Janku, and Dr. Nickson, effective upon our initial public offering in 2021. The employment agreements contain substantially similar terms that provide for each of the named executive officer’s continued employment and annual base salary, and set forth the terms of their annual bonus, the at-will nature of their employment, certain expense reimbursements, the terms of severance payments payable upon certain terminations of employment and their eligibility to participate in our benefit plans generally.

In the event that Dr. Warmuth’s, Dr. Janku’s, or Dr. Nickson’s service with the Company is terminated without “cause” or for “good reason” (in each case, as defined in his employment agreement), within three month prior to or twelve months after a “change in control” (as defined in his employment agreement), such named executive officer will be entitled to the following severance benefits, subject to the executive executing a separation agreement and it becoming effective, (i) a lump-sum payment equal to equal to the sum of (a) 12 months (or, in the case of Dr. Warmuth, 18 months) of such named executive officer’s then-current base salary or the base salary in effect immediately prior to the change in control, if higher, plus (b) one times (or, in the case of Dr. Warmuth, 1.5 times) such named executive officer’s annual target bonus for the then-current year; (ii) up to 12 months (or, in the case of Dr. Warmuth, 18 months) of the employer portion of COBRA premium payments; and (iii) in the case of Dr. Warmuth, any vested stock options granted prior to the effective date of his employment agreement shall be exercisable until the earlier of the expiration date of such options or the first anniversary of his date of termination unless the equity documents pursuant to which such stock options are granted require or authorize earlier termination in connection with a liquidation or sale of the Company.

In the event that Dr. Warmuth’s service with the Company is terminated without “cause” or for “good reason,” in each case, other than in connection with a change in control, such named executive officer will be entitled to the following severance benefits, subject to such executive executing a separation agreement and release and it becoming effective: (i) payments equal to the sum of (a) 12 months of Dr. Warmuth’s then-current base salary, plus (b) his annual target bonus for the then-current year; and (ii) up to 12 months of the employer portion of COBRA premium payments.

In the event that Dr. Janku’s or Dr. Nickson’s service with the Company is terminated without “cause” or for “good reason,” in each case, other than in connection with a change in control, such named executive officer will be entitled to the following severance benefits, subject to such executive executing a separation agreement and release and it becoming effective: (i) payments equal to 12 months of such named executive officer’s then-current base salary, and (ii) up to 12 months of the employer portion of COBRA premium payments.

Upon the occurrence of a change of control, all payments and benefits received by Dr. Warmuth, Dr. Janku, and Dr. Nickson in connection with a change of control that constitute “excess parachute payments” under Section 280G of the Code will be subject to a modified economic cutback treatment such that the “excess parachute payments” to be received by each such affected named executive officer will either be (i) paid in full or (ii) reduced below such named executive officer’s threshold amount under Code Section 280G in order to avoid triggering the excise tax that would otherwise be payable on such “excess parachute payment” amounts.

In addition, each of our named executive officers previously entered into our standard confidential information, non-competition, non-solicitation, and invention assignment agreement with us which continues to remain in effect and contains protections of confidential information, requires the assignment of inventions and contains other restrictive covenants.

Outstanding Equity Awards at 2024 Fiscal Year End Table

	Option awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option	Option
	options (#)	options (#)		exercise	expiration
Name	exercisable	unexercisable		price ($)	date
Markus Warmuth, M.D.	786,756	—	(1)	2.19	12/4/2030
	493,640	44,877	(2)	6.14	4/12/2031
	126,869	14,753	(3)	19.00	6/24/2031
	216,975	98,625	(4)	13.41	3/1/2032
	226,166	245,834	(5)	7.78	1/3/2033
	—	346,000	(7)	5.71	1/2/2034
Filip Janku, M.D., Ph.D.	338,685	48,384	(6)	19.00	6/24/2031
	59,468	27,032	(4)	13.41	3/1/2032
	72,000	30,000	(8)	7.35	10/3/2032
	64,687	70,313	(5)	7.78	1/3/2033
	—	121,000	(7)	5.71	1/2/2034
Philip Nickson, J.D., Ph.D.	58,359	6,787	(9)	7.87	5/17/2031
	44,602	6,372	(10)	19.00	6/24/2031
	48,537	22,063	(4)	13.41	3/1/2032
	59,248	64,402	(5)	7.78	1/3/2033
	—	109,000	(7)	5.71	1/2/2034
	—	40,000	(11)	3.98	6/3/2034

(1)
Subject to the executive’s continuous service, the shares subject to this option vested 25% on December 4, 2021 and in 1/48th increments monthly thereafter.
(2)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on April 9, 2022 and in 1/48th increments monthly thereafter.
(3)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on May 28, 2022 and in 1/48th increments monthly thereafter.
(4)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on March 1, 2023 and in 1/48th increments monthly thereafter.

(5)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on January 3, 2024 and in 1/48th increments monthly thereafter.
(6)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on June 1, 2022 and in 1/48th increments monthly thereafter.
(7)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on January 1, 2025 and in 1/48th increments monthly thereafter.
(8)
Subject to the executive's continuous service, the shares subject to this option vest as follows: 36,000 shares satisfied a performance-based vesting condition on November 1, 2022, and vested in one lump installment on May 1, 2024, 36,000 shares satisfied a performance-based vesting condition on December 15, 2022, and vested in one lump installment on June 15, 2024, and 30,000 shares satisfied a performance-based vesting condition on September 13, 2024, and will vest in one lump installment on March 13, 2026.
(9)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on May 10, 2022 and in 1/48th increments monthly thereafter.
(10)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on June 24, 2022 and in 1/48th increments monthly thereafter.
(11)
Subject to the executive’s continuous service, the shares subject to this option vest 25% on May 28, 2025 and in 1/48th increments monthly thereafter.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our named executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our named executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits derivative transactions of our stock by our executive officers, directors and employees. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Compensation Recovery Policy (Clawback Policy)

On September 27, 2023, we adopted a Compensation Recovery Policy (the “Clawback Policy”) in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards (the “final clawback rules”), which covers our current and former executive officers, including all of our named executive officers. Under the Clawback Policy, in the event that we are required to prepare a restatement of our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws, we are required to recover (subject to certain limited exceptions described in the Clawback Policy and permitted under the final clawback rules) any cash or equity incentive-based compensation received by any current or former executive officer after the effective date of the Clawback Policy and in the three years prior to the date we are required to restate our financial statements that is in excess of the amount that would have been received based on the restated financial statements.

Policy on the Timing of Awards of Options and Other Option-Like Instruments

Our compensation committee has generally granted annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year, specifically early January. In addition, new hires receive stock option grants at the time of their hiring. Eligible employees, including our named executive officers, may voluntarily enroll in our Employee Stock Purchase Plan and receive an option to purchase shares at a discount using payroll deductions accumulated during the prior six months, with purchase dates occurring at the Administrator’s (as defined under the Employee Stock Purchase Plan) discretion. During 2024, our compensation committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Director Compensation

The table below shows all compensation earned by or paid to our non-employee directors during the year ended December 31, 2024, or fiscal year 2024. During fiscal year 2024, Markus Warmuth, M.D., our President and Chief Executive Officer, served as a member of our board of directors, as well as an employee, and received no additional compensation for his services as a member of our board of directors in 2024. Dr. Warmuth’s compensation for service as an employee during fiscal years 2023 and 2024 is set forth in the section of this this Annual Report on Form 10-K captioned “Executive Compensation — 2024 Summary Compensation Table.”

Non-Employee Director Compensation Table

	Fees earned	Option
	or paid in	awards
Name	cash ($)	($)(2)(3)	Total ($)
Alexander Mayweg, Ph.D	37,500	—	37,500
Ali Behbahani, M.D.	48,750	69,016	117,766
Kimberly Blackwell, M.D.	54,375	69,016	123,391
Chandra P. Leo, M.D.(1)	—	—	—
Anthony Manning, Ph.D	43,482	69,016	112,498
Andrew Schiff, M.D.	95,815	69,016	164,831
Christine Siu	55,000	69,016	124,016
Jan Skvarka, Ph.D, MBA	42,422	69,016	111,438
Eric Hughes, M.D., Ph.D(4)	—	281,355	281,355

(1)
Dr. Leo has declined cash compensation and option awards that he is eligible to receive for his service on the Board of Directors and the Audit Committee.
(2)
The amounts reflect the grant date fair value of stock options granted in 2024 in accordance with Financial Accounting Standards Board, or FASB Accounting Standards Codification, or ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to the financial statements included elsewhere in this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by our non-employee directors upon the exercise of such options.
(3)
Except as noted below, none of our directors held outstanding options to purchase our common stock or any unvested stock awards as of December 31, 2024:

Aggregate Number of Shares Subject
Name	to Stock Options
Alexander Mayweg, Ph.D	82,632
Ali Behbahani, M.D.	104,732
Kimberly Blackwell, M.D.	140,663
Chandra P. Leo, M.D.	—
Anthony Manning, Ph.D	63,100
Andrew Schiff, M.D.	104,732
Christine Siu	140,663
Jan Skvarka, Ph.D, MBA	83,600
Eric Hughes, M.D., Ph.D	44,200
(4)
Dr. Hughes joined the board in December 2024. In connection with such appointment, he was granted an initial stock option grant for 44,200 shares that vest in 36 equal monthly installments following the grant date. 100% of the shares subject to the option will vest immediately upon his continued service to use through the consummation of a change in control.

Non-Employee Director Compensation Policy

Our non-employee directors are compensated pursuant to a formal policy, which we most recently amended and restated in June 2024, pursuant to which we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer for Board Membership
Annual service on the board of directors	$40,000
Additional compensation for service as non-executive chair of the board of directors	$30,000
Additional Annual Retainer for Committee Membership
Annual service as member of the Audit Committee or the Compensation Committee (other than chair)	$7,500
Annual service as chair of the Audit Committee or the Compensation Committee	$15,000
Annual service as member of the Nominating and Corporate Governance Committee (other than chair)	$4,000	*
Annual service as chair of the Nominating and Corporate Governance Committee	$8,000	*

*Committee established in June 2024

Non-employee directors are given the opportunity to elect to receive all or a portion of their cash retainer and committee fees in the form of an equity award of unrestricted shares having a grant date fair value equal to the amount (or portion of the amount) of such retainer and committee fees. We also reimburse our non-employee directors for reasonable out-of-pocket expenses incurred by our non-employee directors in connection with attending our meetings of the board of directors and committees thereof.

During 2024, pursuant to the terms of the non-employee director compensation policy then in effect, each new non-employee director elected to our board of directors was eligible to receive an option to purchase 44,200 shares of our common stock on the date of such director’s election or appointment to the board of directors, which would vest ratably in thirty-six (36) equal monthly installments following the grant date, subject to the director’s continued service on our board of directors through such vesting date and subject to 100% acceleration upon a change in control. In addition, on the date of our 2024 annual meeting of stockholders of our company, each continuing non-employee director was granted an option to purchase 22,100 shares of our common stock, which vests in full upon the earlier to occur of the first anniversary of the date of grant or the date of the next annual meeting, subject to the director’s continued service on our board of directors through such vesting date and subject to 100% acceleration upon a change in control.

This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Employee directors receive no additional compensation for their service as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)(a)		Weighted average exercise price of outstanding options, warrants and rights ($)(b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column (a)) (#)(c)
Equity compensation plans approved by security holders	11,725,467	(1)	$8.02	(2)	4,661,993	(3)(4)
Equity compensation plans not approved by security holders	—		—		—
Total	11,725,467		$8.02		4,661,993
(1)
Consists of the Monte Rosa Therapeutics, Inc. 2021 Stock Option and Incentive Plan, or the 2021 Plan, the Monte Rosa Therapeutics, Inc. 2020 Stock Option and Grant Plan, or the 2020 Plan, and the Monte Rosa Therapeutics, Inc. 2021 Employee Stock Purchase Plan, or the 2021 ESPP.
(2)
Consists of 11,613,308 shares issuable upon the exercise of outstanding options under the 2020 Plan and the 2021 Plan and 112,159 shares issuable upon the vesting of restricted stock units under the 2021 Plan. This does not include purchase rights under the 2021 ESPP because the purchase right (and therefore the number of shares to be purchased) will not be determined until the end of the current purchase period.
(3)
As of December 31, 2024, there were 3,226,165 shares available for grant under the 2021 Plan and 1,435,828 shares available for purchase under the 2021 ESPP. There are no shares that may be issued from the 2020 Plan as of December 31, 2024.
(4)
The 2021 Plan has an evergreen provision whereby the number of shares of common stock reserved and available for issuance under the 2021 Plan is subject to an automatic annual increase on each January 1, beginning in 2022, by an amount equal to five percent of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser number of shares of common stock as determined by the Administrator (as defined in the 2021 Plan). Accordingly, on January 1, 2025, the number of shares of common stock reserved and available for issuance under the 2021 Plan increased by 3,075,372. The number in column (c) does not include such shares. No grants have been made or will be made under the 2020 Plan following our initial public offering. The 2021 ESPP has an evergreen provision whereby the number of shares of common stock reserved and available for purchase under the 2021 ESPP is subject to an automatic increase on each January 1, beginning in 2022, by the least of (i) 1% of the number of shares issued and outstanding on the immediately preceding December 31, (ii) 439,849 shares and (iii) such number of shares as determined by the Administrator (as defined in the 2021 ESPP). Accordingly, on January 1, 2025, the number of shares of common stock reserved and available for issuance under the 2021 Plan increased by 439,849.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 17, 2025 by:

•
each of our directors;
•
each of our named executive officers;
•
all of our current directors and executive officers as a group; and
•
each person, or group of affiliated persons, who is known by us to be the beneficial owner of more than five percent of our capital stock.

The column entitled “Shares Beneficially Owned” is based on a total of 61,509,821 shares of our common stock outstanding as of March 17, 2025.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 20, 2025, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are c/o Monte Rosa Therapeutics, Inc., 321 Harrison Avenue, Suite 900, Boston, MA 02118.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Entities affiliated with New Enterprise Associates(1)	7,692,298	12.51%
T. Rowe Price Associates, Inc.(2)	6,601,141	10.73%
Entities affiliated with FMR LLC(3)	5,101,413	8.29%
Entities affiliated with Baker Bros(4)	4,916,095	7.99%
Entities affiliated with BVF Partners L.P.(5)	4,393,210	7.14%
Avoro Capital Advisors LLC(6)	4,345,000	7.06%
Entities affiliated with Versant Ventures(7)	4,079,469	6.63%
Blackrock, Inc.(8)	3,840,165	6.24%
The Vanguard Group, Inc.(9)	3,156,354	5.13%
Directors, Named Executive Officers and Other Executive Officers
Ali Behbahani(10)	82,632	*
Kimberly L. Blackwell(11)	118,563	*
Andrew Schiff(12)	82,632	*
Chandra P. Leo	—	*
Christine Siu(13)	118,563	*
Jan Skvarka(14)	48,972	*
Anthony Manning(15)	23,916	*
Eric Hughes(16)	6,138	*
Markus Warmuth(17)	2,520,998	3.96%
Filip Janku(18)	650,945	1.06%
Philip Nickson(19)	409,343	*
All executive officers and directors as a group (13 persons)(20)	4,556,381	6.9%

*Represent beneficial ownership of less than 1%

(1)
Based solely on a Schedule 13D/A filed with the SEC on August 12, 2024 by New Enterprise Associates 17, L.P., or NEA 17, NEA Partners 17, L.P., or NEA Partners 17, which is the sole general partner of NEA 17, NEA 17 GP, LLC, or NEA 17 LLC, and together with NEA Partners 17, or the New Enterprise Associates, which is the sole general partner of NEA Partners 17, and Forest Baskett, or Baskett, Ali Behbahani, Carmen Chang, or Chang, Anthony A. Florence, Jr., or Florence, Liza Landsman, or Landsman, Mohamad H. Makhzoumi, or Makhzoumi, Joshua Makower, or Makower, Edward T. Mathers, or Mathers, Scott D. Sandell, or Sandell, Peter W. Sonsini, or Sonsini, Paul Walker, or Walker and Rick Yang, or Chang, and collectively, the Managers. Consists of 7,692,298 shares of common stock held by NEA 17 and options to purchase 82,632 shares of common stock held by Dr. Behbahani and exercisable within 60 days of August 12, 2024. The Managers are the managers of NEA 17 LLC. NEA Partners 17, NEA 17 LLC and the Managers share voting and dispositive power with respect to the shares held by NEA 17. The Managers, including Dr. Behbahani, who is also a member of our board of directors, disclaim beneficial ownership of the above referenced securities except to the extent of their pecuniary interests therein. The address of New Enterprise Associates and Sandell is 1954 Greenspring Drive, Suite 600, Timonium MD, 21093. The address of the principal business office of Baskett, Behbahani, Chang, Makhzoumi, Walker and Yang is New Enterprise Associates, 2855 Sand Hill Road, Menlo Park, CA 94025. The address of the principal business office of Florence and Mathers is New Enterprise Associates, 104 5th Avenue, 19th Floor, New York, NY 10011.

(2)
Based solely on a Schedule 13G/A filed with the SEC on November 14, 2024 by T. Rowe Price Associates, Inc., or Price Associates. Price Associates has sole voting power over 6,453,403 shares and sole dispositive power over 6,601,141 shares. Price Associates does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time. Except as may be indicated if this is a joint filing with one of the registered investment companies sponsored by Price Associates which it also serves as investment adviser, not more than 5% of the class of such securities is owned by any one client subject to the investment advice of Price Associates. The address for Price Associates is 100 E. Pratt Street, Baltimore, MD 21202.
(3)
Based solely on a Schedule 13G/A filed with the SEC on November 12, 2024 by FMR LLC and Abigail P. Johnson. FMR LLC has sole voting power with respect to 5,100,211 shares and sole dispositive power over 5,101,413 shares and Abigail P. Johnson has sole dispositive power over 5,101,413 shares. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)
Based solely on a Schedule 13G filed with the SEC on February 14, 2024 by Baker Bros. Advisors LP, or Baker, Baker Bros. Advisors (GP) LLC, or Baker GP, Felix J. Baker and Julian C. Baker. Represents 390,203 shares of Common Stock issuable upon the exercise of pre-funded warrants held by 667, L.P. and 4,525,892 shares of Common Stock issuable upon the exercise of pre-funded warrants held by Baker Brothers Life Sciences, L.P., which may be deemed to be indirectly beneficially owned by Baker. Baker GP, Felix J. Baker and Julian C. Baker as managing members of Baker GP, may be deemed to indirectly beneficially own the shares held by Baker and may be deemed to have the sole power to vote or direct the vote of and the power to dispose or direct the disposition of such securities. The address of Baker is 860 Washington Street, 3rd Floor, New York, NY 10014.
(5)
Based solely on a Schedule 13G filed with the SEC on January 31, 2025 by Biotechnology Value Fund, L.P., or BVF, BVF I GP LLC, or BVF GP, Biotechnology Value Fund II, L.P., or BVF2, BVF II GP LLC, or BVF2 GP, Biotechnology Value Trading Fund OS LP, or Trading Fund OS, BVF Partners OS Ltd., or Partners OS, BVF GP Holdings LLC, or BVF GPH, BVF Partners L.P., or Partners, BVF Inc., and Mark N. Lampert. Consists of (i) 2,257,204 shares of common stock held by BVF, (ii) 1,823,443 shares of common stock held by BVF2, (iii) 228,202 shares of common stock held by Trading Fund OS, and (iv) 84,361 shares of common stock held by a certain managed account, or the Partners Managed Account. BVF GP, as the general partner of BVF, may be deemed to beneficially own the securities beneficially owned by BVF. BVF2 GP, as the general partner of BVF2, may be deemed to beneficially own the securities beneficially owned by BVF2. Partners OS, as the general partner of Trading Fund OS, may be deemed to beneficially own the securities beneficially owned by Trading Fund OS. BVF GPH, as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the securities beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the securities beneficially owned in the aggregate by BVF, BVF2, and Trading Fund OS and held in the Partners Managed Account. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the securities beneficially owned by Partners. Mr. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the securities beneficially owned by BVF Inc. The business address of BVF, BVF GP, BVF2, BVF2 GP, BVF GPH, Partners, BVF Inc., and Mr. Lampert is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The business address of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
(6)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2025 by Avoro Capital Advisors LLC, a Delaware limited liability company, or Avoro, which provides investment advisory and management services and has acquired the securities of the Company solely for investment purposes on behalf of Avoro

Life Sciences Fund LLC, a Delaware limited liability company, and Behzad Aghazadeh, who serves as the portfolio manager and controlling person of Avoro. The address of Avoro is 110 Greene Street, Suite 800, New York, NY 10012.
(7)
Based solely on a Schedule 13D/A filed with the SEC on October 30, 2024 by Versant Venture Capital VI, L.P., or Versant VI, Versant Ventures VI GP, L.P., or Versant Ventures VI GP, Versant Ventures VI GP-GP, LLC, or Versant Ventures VI GP-GP, Versant Vantage I, L.P., or Versant Vantage I, Versant Vantage I GP, L.P., or Versant Vantage I GP, and Versant Vantage I GP-GP, LLC, or Versant Vantage I GP-GP, and together with Versant VI, Versant Ventures VI GP, Versant Ventures VI GP-GP, Versant Vantage I and Versant Vantage I GP, the Versant Venture Capital Funds. Versant VI has sole voting power with respect to 4,079,469 shares and sole dispositive power over 4,079,469 shares. Versant Vantage I has sole voting power with respect to 1,573,453 shares and sole dispositive power over 1,573,453 shares. Versant Ventures VI GP-GP is the general partner of Versant Ventures VI GP, which is the general partner of Versant VI. Each of Versant Ventures VI GP-GP and Versant Ventures VI GP share voting and dispositive power with respect to the shares held by Versant VI. Versant Vantage I GP-GP is the general partner of Versant Vantage I GP, which is the general partner of Versant Vantage I. Each of Versant Vantage I GP and Versant Vantage I GP-GP share voting and dispositive power with respect to the shares held by Versant Vantage I. All indirect holders of the above referenced shares disclaim beneficial ownership of all applicable shares except to the extent of their respective pecuniary interest therein. The address for Versant Ventures is One Sansome Street, Suite 1650, San Francisco, CA 94104.
(8)
Based solely on a Schedule 13G filed with the SEC on February 4, 2025 by BlackRock, Inc. In that filing, BlackRock, Inc. reports sole voting power with respect to 3,782,397 shares of common stock and sole dispositive power with respect to 3,840,165 shares, and lists its address as 50 Hudson Yards, New York, New York 10001.
(9)
Based solely on a Schedule 13G filed with the SEC on January 30, 2025 by The Vanguard Group. In that filing, The Vanguard Group reports shared voting power with respect to 26,661 shares of common stock, sole dispositive power with respect to 3,111,555 shares and shared dispositive power with respect to 44,799, and lists its address as 100 Vanguard Blvd., Malvern, PA 19355.
(10)
Consists of 82,632 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Behbahani within 60 days of March 20, 2025.
(11)
Consists of 118,563 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Blackwell within 60 days of March 20, 2025.
(12)
Consists of 82,632 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Schiff within 60 days of March 20, 2025.
(13)
Consists of 118,563 shares of common stock issuable upon conversion of common stock underlying options exercisable by Ms. Siu within 60 days of March 20, 2025.
(14)
Consists of 48,972 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Skvarka within 60 days of March 20, 2025.
(15)
Consists of 23,916 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Manning within 60 days of March 20, 2025.
(16)
Consists of 6,138 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Hughes within 60 days of March 20, 2025.
(17)
Consists of: (a) 416,538 shares of common stock held by Dr. Warmuth and (b) 2,104,460 shares of common stock issuable upon conversion of common stock underlying options exercisable within 60 days of March 20, 2025.
(18)
Consists of: (a) 9,189 shares of common stock acquired under the Company's 2021 Employee Stock Purchase Program and (b) 641,756 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Janku within 60 days of March 20, 2025.
(19)
Consists of 278,348 shares of common stock issuable upon conversion of common stock underlying options exercisable by Dr. Nickson within 60 days of March 20, 2025.
(20)
See notes (7) through (16); also includes (i) an aggregate of 417,870 shares of common stock subject to options exercisable within 60 days of March 20, 2025 held by Dr. Townson, our Chief Scientific Officer and

(ii) an aggregate of 215,993 shares of common stock subject to options exercisable within 60 days of March 20, 2025 held by Ms. Champoux, our Chief Operating Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” in this this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which:

•
the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total asset amounts at December 31, 2024); and
•
in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

October 2023 Offering

In October 2023, we sold in a registered direct offering, pursuant to a securities purchase agreement, pre-funded warrants to purchase 10,000,400 shares of the our common stock at a purchase price of $2.4999 per pre-funded warrant. Certain existing holders of five percent or more of a class of our capital stock participated in the transaction, as evidenced by the table below.

Greater than Five Percent Holder	Aggregate Pre-Funded Warrants Purchased	Aggregate Purchase Price
Entities affiliated with Baker Bros	10,000,400	$24,999,999.96

May 2024 Offering

In May 2024, we sold in an underwritten public offering, 10,638,476 shares of common stock at a public offering price of $4.70 per share and pre-funded warrants to purchase 10,638,524 shares of the our common stock at a purchase price of $4.6999 per pre-funded warrant. Certain existing holders of five percent or more of a class of our capital stock participated in the transaction, as evidenced by the table below.

Greater than Five Percent Holder	Aggregate Pre-Funded Warrants Purchased	Shares Purchased	Aggregate Purchase Price
Entities affiliated with Baker Bros	10,638,524	—	$49,999,999
T. Rowe Price Associates	—	829,342	$3,897,907
Entities affiliated with FMR LLC	—	882,415	$4,147,351
The Vanguard Group, Inc	—	250,000	$1,175,000

Indemnification Agreements

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding on account of any services undertaken by such person on behalf of our Company or any other company or enterprise to which such person provides services at our request to the maximum extent allowed under Delaware law.

Agreements with Our Stockholders

In connection with our preferred stock financings prior to our IPO, we entered into investors’ rights, voting and right of first refusal and co-sale agreements as well as management rights letters containing registration rights, information rights, voting rights and rights of first refusal, among other things, with certain holders of our convertible preferred stock and certain holders of our common stock. The management rights letters provide for certain information rights and rights to consult with our management. These stockholder agreements and management rights letters terminated immediately prior to the completion of our IPO, other than the provisions relating to registration rights, which continued in effect following the completion of our IPO and entitle the holders of such rights to demand that we file a registration statement, subject to certain limitations, and to request that their shares be covered by a registration statement that we are otherwise filing.

Related Person Transaction Policy

Our board of directors adopted a written related person transaction policy providing that transactions with our directors, executive officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by the audit committee. This policy became effective on June 23, 2021 in connection with our initial public offering, or IPO. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

Director Independence

Our common stock was approved for listing on The Nasdaq Global Select Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation, nomination and corporate governance committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation, nomination and corporate governance committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation, nomination and corporate governance committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Markus Warmuth, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Boston, Massachusetts, PCAOB Auditor ID No. 34.

We incurred the following fees from Deloitte & Touche LLP for the audit of the financial statements and for other services provided during the years ended December 31, 2024 and 2023.

Fee Category	Fiscal Year 2024 ($)	Fiscal Year 2023 ($)
Audit fees	$982,742	$807,150
Audit-related fees	—	—
Tax fees	—	—
All other fees(1)	1,895	1,895
Total Fees	$984,637	$809,045
(1)
All other fees for 2024 and 2023 were related to subscriptions to research databases.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During fiscal years 2024 and 2023, no services were provided to us by Deloitte other than in accordance with the pre-approval policies and procedures described above.

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
4.2

Second Amended and Restated Investors’ Rights Agreement among the registrant and certain of its stockholders, dated March 11, 2021 (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 28, 2021).

4.3

Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed March 14, 2024)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023)
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
10.7#

Employment Agreement between the Registrant and Markus Warmuth, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.8#

Employment Agreement between the Registrant and Owen Wallace, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.9#

Employment Agreement between the Registrant and Filip Janku, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.10

Lease Agreement between the Registrant and B9 LS Harrison & Washington LLC, dated December 14, 2021 (incorporated by reference by reference to Exhibit 10.20 of the Registrant's Annual Report on Form 10-K filed March 29. 2022)

10.11#

Amended and Restated Employment Agreement between the Registrant and Philip Nickson, effective as of March 1, 2022 (incorporated by reference to Exhibit 10.22 of the Registrant's Annual Report on Form 10-K filed March 29, 2022)

10.12#

Employment Agreement between the Registrant and Sharon Townson, effective as of June 28, 2021 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 21, 2021)

10.13#

Amended and Restated Employment Agreement between the Registrant and Jennifer Champoux, effective as of May 28, 2024 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40522) filed on August 8, 2024)

10.14	Securities Purchase Agreement, dated October 26, 2023 (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023)
10.15†

Collaboration and License Agreement between Monte Rosa Therapeutics AG, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated as of October 16, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.16†*	License Agreement between Monte Rosa Therapeutics AG and Novartis Pharma AG, dated as of October 25, 2024
19.1*	Insider Trading Policy and Rule 10b5-1 Trading Plan Policy
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Monte Rosa Therapeutics, Inc. Amended and Restated Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Monte Rosa Therapeutics, Inc

Date: March 20, 2025	By:	/s/ Markus Warmuth
Markus Warmuth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Warmuth	President, Chief Executive Officer and Director	March 20, 2025
Markus Warmuth, M.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Edmund Dunn	SVP, Corporate Controller	March 20, 2025
Edmund Dunn, CPA	(Principal Accounting Officer)

/s/ Ali Behbahani	Director	March 20, 2025
Ali Behbahani

/s/ Kimberly L. Blackwell	Director	March 20, 2025
Kimberly L. Blackwell

/s/ Andrew Schiff	Director	March 20, 2025
Andrew Schiff

/s/ Chandra P. Leo	Director	March 20, 2025
Chandra P. Leo

/s/ Christine Siu	Director	March 20, 2025
Christine Siu

/s/ Jan Skvarka	Director	March 20, 2025
Jan Skvarka

/s/ Anthony Manning	Director	March 20, 2025
Anthony Manning

/s/ Eric A. Hughes	Director	March 20, 2025
Eric A. Hughes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monte Rosa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monte Rosa Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 20, 2025

We have served as the Company's auditor since 2021.

Monte Rosa Therapeutics, Inc.

Consolidated balance sheets

	December 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$224,254	$128,101
Marketable securities	147,895	104,312
Other receivables	173	505
Prepaid expenses and other current assets	5,118	3,294
Total current assets	377,440	236,212
Property and equipment, net	29,483	33,803
Operating lease right-of-use assets	26,831	28,808
Restricted cash	4,863	4,580
Other long-term assets	115	352
Total assets	$438,732	$303,755
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,215	$11,152
Accrued expenses and other current liabilities	18,785	14,600
Current deferred revenue	117,232	17,678
Current portion of operating lease liability	3,714	3,162
Total current liabilities	156,946	46,592
Deferred revenue, net of current	16,147	32,323
Defined benefit plan liability	3,702	2,713
Operating lease liability, net of current	39,001	42,877
Total liabilities	215,796	124,505
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,507,446 shares issued and outstanding as of December 31, 2024; and 50,154,929 shares issued and 50,140,233 shares outstanding as of December 31, 2023	6	5
Additional paid-in capital	664,874	547,857
Accumulated other comprehensive loss	(3,356)	(2,724)
Accumulated deficit	(438,588)	(365,888)
Total stockholders’ equity	222,936	179,250
Total liabilities and stockholders’ equity	$438,732	$303,755

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Collaboration revenue	$75,622	$—
Operating expenses:
Research and development	121,563	111,272
General and administrative	35,171	32,039
Total operating expenses	156,734	143,311
Loss from operations	(81,112)	(143,311)
Other income (expense):
Interest income	10,566	9,334
Foreign currency exchange gain (loss), net	416	(930)
Gain on disposal of fixed assets	—	24
Loss on sale of marketable securities	—	(131)
Total other income	10,982	8,297
Net loss before income taxes	(70,130)	(135,014)
Provision for income taxes	(2,570)	(338)
Net loss	$(72,700)	$(135,352)
Net loss per share—basic and diluted	$(0.98)	$(2.63)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	73,910,026	51,396,961
Comprehensive loss:
Net loss	$(72,700)	$(135,352)
Other comprehensive income:
Provision for pension benefit obligation	(802)	(1,369)
Unrealized gain on available-for-sale securities	170	397
Comprehensive loss	$(73,332)	$(136,324)

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2023	49,323,531	$5	$503,696	$(1,752)	$(230,536)	$271,413
Restricted common stock vesting	145,455	—	—	—	—	—
Exercise of common stock options	561,905	—	2,030	—	—	2,030
Stock-based compensation expense	—	—	16,669	—	—	16,669
Provision for pension benefit obligation	—	—	—	(1,369)	—	(1,369)
Unrealized gain on available-for-sale securities	—	—	—	397	—	397
Issuance of shares under employee stock purchase plan	109,342	—	578	—	—	578
Issuance of pre-funded warrant, net of issuance costs of $116	—	—	24,884	—	—	24,884
Net Loss	—	—	—	—	(135,352)	(135,352)
Balance—December 31, 2023	50,140,233	$5	$547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	136,730	—	—	—	—	—
Exercise of common stock options	299,222	—	1,061	—	—	1,061
Provision for pension benefit obligation	—	—	—	(802)	—	(802)
Stock-based compensation expense	—	—	18,126	—	—	18,126
Unrealized gain on available-for-sale securities	—	—	—	170	—	170
Issuance of shares under employee stock purchase plan	162,279	—	527	—	—	527
Issuance of common stock pursuant to the at-the-market sales agreement, net of issuance costs of $89	130,506	—	884	—	—	884
Issuance of common stock pursuant to the Underwritten Public Offering, net of issuance costs of $3,290	10,638,476	1	46,709	—	—	46,710
Issuance of pre-funded warrant, net of issuance costs of $290	—	—	49,710	—	—	49,710
Net Loss	—	—	—	—	(72,700)	(72,700)
Balance—December 31, 2024	61,507,446	$6	$664,874	$(3,356)	$(438,588)	$222,936

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(72,700)	$(135,352)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	18,126	16,669
Depreciation	8,121	6,222
Net accretion of discounts/premiums on marketable securities	(2,948)	(3,914)
Loss on sale of marketable securities	—	131
Gain on disposal of property and equipment	—	(24)
Changes in operating assets and liabilities
Other receivables	332	1,897
Prepaid expenses and other current assets	(1,588)	1,077
Accounts payable	6,252	5,758
Accrued expenses and other current liabilities	4,184	3,557
Defined benefit plan liability	187	(188)
Right-of-use assets and operating lease liabilities	(1,348)	10,365
Deferred revenue	83,378	50,000
Net cash provided by (used in) operating activities	$41,996	$(43,802)
Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(19,041)
Proceeds from the sale of property and equipment	—	62
Purchases of marketable securities	(230,361)	(103,151)
Proceeds from sale of marketable securities	—	45,631
Proceeds from maturities of marketable securities	189,897	165,300
Net cash provided by (used in) investing activities	$(44,452)	$88,801
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount	944	—
Proceeds from underwritten public offering cost, net of underwriter's discount of $3,000	47,001	—
Proceeds from the issuance of pre-funded warrants	50,000	25,000
Payment of common stock and pre-funded warrant issuance costs	(641)	(116)
Proceeds from exercise of employee stock options	1,061	2,030
Proceeds from employee stock purchase plan	527	578
Net cash provided by financing activities	$98,892	$27,492
Net increase in cash, cash equivalents and restricted cash	$96,436	$72,491
Cash, cash equivalents and restricted cash—beginning of period	132,681	60,190
Cash, cash equivalents and restricted cash—end of period	$229,117	$132,681
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$224,254	$128,101
Restricted cash	4,863	4,580
Total cash, cash equivalents and restricted cash	$229,117	$132,681
Supplemental disclosure of noncash items
Reduction of right-of-use assets for lease incentives receivable	$—	$5,253
Purchases of property and equipment in accounts payable and accrued expenses	$50	$237

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

Liquidity considerations

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of common stock or warrants to purchase common stock, registered direct offerings, and through its collaborations with Roche and Novartis.

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

As of December 31, 2024, the Company had an accumulated deficit of $438.6 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $72.7 million and $135.4 million for the years ended December 31, 2024, and 2023, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $372.1 million as of December 31, 2024, will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accrued research and development expenses, other long-lived assets, pension benefit obligation, stock-based compensation and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company’s cash equivalents at December 31, 2024, and 2023 consist of bank demand deposits and money market fund investments.

The Company had restricted cash of $4.9 million as of December 31, 2024, and 2023, primarily related to security deposits on its leases for offices in Boston, Massachusetts and Basel, Switzerland.

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

The Company reviews marketable securities whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable. For available-for-sale debt securities, the credit allowance is limited to the amount that fair value is less than amortized cost. Unrealized gains (losses) are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive loss. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area. No such adjustments were necessary during the periods presented.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company has invested in cash and cash equivalents at December 31, 2024, and 2023, held in a financial institution that management believes is creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it in not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Defined pension benefit obligation

The Company maintains a mandatory pension for its employees in Switzerland through affiliation with the AXA Leben AG. All benefits in accordance with the regulations are reinsured in their entirety with AXA Leben AG within the framework of the corresponding contract. This plan is considered to be a defined benefit plan under GAAP.

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

The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which it will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. With respect to research, development, regulatory and first sale milestone payments, at the inception of the arrangement, the Company evaluates whether the associated event is considered probable of achievement and estimates the amount to be included in the transaction price using the most likely amount method. As part of the evaluation for research and development milestone payments, the Company considers several factors, including the stage of development of the targets included in the arrangement, the risk associated with the remaining research and development work required to achieve the particular milestone and whether or not the achievement of the specific milestone event is within the Company’s control. Milestone events that are not within the control of the Company or the licensee, such as those dependent upon receipt of regulatory approval or the first sale of a commercialized product, are not considered to be probable of achievement until the triggering event occurs. With respect to royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) When the related sales occur or (ii) When the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any regulatory or sales-based milestone payments or royalty revenue resulting from its collaboration arrangements.

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

Warrants

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC No. 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC No. 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) includes adjustments to unrecognized pension benefit costs for Monte Rosa Therapeutics AG and changes in unrealized gains and losses from available-for-sale investments. The Company reported other comprehensive loss of $0.6 million and $1.0 million for the years ended December 31, 2024, and 2023, respectively.

Recently issued accounting pronouncements

The Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jumpstart Our Business Startups Act (JOBS Act).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation and disclosure of specified information about certain costs and expenses in the notes to the financial statements. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact ASU No. 2024-03 will have on its consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The Company adopted the new standard on January 1, 2024. The adoption of the standard did not have a material impact on the Company's consolidated financial statements. See Note 15 for disclosure related to segment reporting.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$223,657	$—	$—	$223,657
Pension plan assets	—	9,413	—	9,413
Corporate debt securities	—	63,758	—	63,758
U.S Treasury securities	—	84,137	—	84,137
Total assets measured at fair value	$223,657	$157,308	$—	$380,965

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$122,791	$—	$—	$122,791
Pension plan assets	—	9,317	—	9,317
Corporate debt securities	—	79,816	—	79,816
U.S Treasury securities	—	24,496	—	24,496
Total assets measured at fair value	$122,791	$113,629	$—	$236,420

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2024, or 2023.

4. Marketable securities

Marketable securities as of December 31, 2024, consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$63,710	$56	$(8)	63,758
U.S Treasury securities	84,068	75	(6)	84,137
Total	$147,778	$131	$(14)	$147,895

Marketable securities as of December 31, 2023, consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$79,870	$4	$(58)	79,816
U.S Treasury securities	24,495	11	(10)	24,496
Total	$104,365	$15	$(68)	$104,312

As of December 31, 2024, the Company held 53 marketable securities, 9 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position was $20.0 million. As of December 31, 2023, the Company held 28 marketable securities, 20 of which were in an unrealized loss position. The aggregate fair value of securities in a loss position was $72.9 million. There were no individual securities that were in a significant unrealized loss position as of December 31, 2024, or 2023. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Laboratory equipment	$25,041	$22,079
Computer hardware and software	1,256	1,052
Furniture and fixtures	1,099	1,099
Leasehold improvements	22,387	20,893
Construction in process	64	924
Total property and equipment, at cost	$49,847	$46,047
Less: accumulated depreciation	(20,364)	(12,244)
Property and equipment, net	$29,483	$33,803

Depreciation expense for the years ended December 31, 2024, and 2023 was $8.1 million and $6.2 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Compensation and benefits	$8,220	$7,593
Accrued research and development	7,211	5,336
Other	3,354	1,671
Total other current liabilities	$18,785	$14,600

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use or ROU assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases as of December 31, 2024.

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

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement for 63,327 square feet of office and laboratory space to support its expanding operations, or the Harrison Avenue Lease. The term of the lease commenced on April 1, 2022, and the Company’s obligation to pay rent began on December 21, 2022. The initial term of the lease is 128 months following the commencement date at which point the Company has the option to extend the lease an additional 5 years. As of the lease commencement date, the Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95.00 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord reimbursed the Company for $13 million of tenant improvements. The Company reduced the related ROU asset by the amounts reimbursed by the landlord and capitalized the leasehold improvements as fixed assets on the consolidated balance sheet.

The components of lease expense for the years ended December 31, 2024, and 2023 are as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease expense	$6,501	$7,141
Variable lease expense	3,954	2,317
Total lease expense	$10,455	$9,458

The variable lease expenses generally include common area maintenance and property taxes. Of the total lease expense recorded in the consolidated statements of operations and comprehensive loss, $8.7 million and $7.9 million were recorded within research and development expenses and $1.8 million and $1.6 million were recorded in general and administrative expenses for the years ended December 31, 2024, and 2023, respectively. There were no short-term lease costs in the years ended December 31, 2024, and 2023.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	7.7	8.6
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow information relating to the Company's leases for the year ended December 31, 2024, and 2023 are as follows (in thousands):

	Year ended December 31,
	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$108	$1,871
Cash paid for amounts included in the measurement of lease liabilities	$3,161	$2,995

The amortization of the ROU assets for the year ended December 31, 2024, and 2023 was $2.1 million and $2.5 million, respectively.

Future undiscounted lease payments under non-cancelable leases as of December 31, 2024 for each of the years ending December 31st are as follows (in thousands):

Undiscounted lease payments
2025	$7,682
2026	7,879
2027	7,621
2028	7,360
2029	7,581
Thereafter	23,443
Total undiscounted minimum lease payments	61,566
Less: Imputed interest	(18,851)
Total operating lease liability	$42,715

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of December 31, 2024, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of December 31, 2024, and 2023, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Collaboration and license agreements

Roche Collaboration and License Agreement

Description

In October 2023, Monte Rose Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement with Roche. Pursuant to the collaboration and license agreement, or the Roche Agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration to include additional option targets, wherein a certain number of targets selected by Roche are subject to replacement rights owned by Roche. The Company will lead preclinical discovery and research activities with Roche leading late preclinical and clinical development activities.

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

Pricing

In November 2023, the Company received a $50.0 million non-refundable upfront payment for the initial set of targets. Pursuant to the terms of the agreement, the Company expects to be entitled to receive from Roche certain variable consideration including potential preclinical milestones up to $172 million, and potential clinical, commercial and sales milestones exceeding $2 billion. For the additional option targets, upon Roche’s exercise of their option, the Company is entitled to receive an upfront payment of up to $28 million and potential preclinical, clinical, commercial and sales milestones exceeding $1 billion. The Company is also eligible to receive tiered royalties ranging from high-single-digits to low-teens on any products that are commercialized by Roche as a result of the collaboration.

As of December 31, 2024, the Company has received $9.0 million related to Roche's decision to exercise its option rights for continued research and development services. The related payments are initially classified as deferred revenue in the accompanying consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

As of December 31, 2024, $34.0 million has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss and the remaining $25.0 million of the upfront payment and subsequent milestone payments related to customer options are recorded as deferred revenue in the liabilities section of the consolidated balance sheets.

As of December 31, 2024, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

Novartis License Agreement

Description

In October 2024, Monte Rose Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a license agreement with Novartis, or the Novartis Agreement. Pursuant to the Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. The Company is responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

Pricing

In December 2024, the Company received a $150 million non-refundable upfront payment. Pursuant to the Agreement, the Company is entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the United States, and tiered royalties on sales outside of the United States. The Company will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, in such case, sales in the United States would be entitled to the potential sales milestones payments and tiered royalties as sales outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Company and Novartis.

Accounting

The goods and services that the Company is obligated to deliver and perform (the license and Licensor Clinical Trial) will be accounted for under ASC 606 as they represent a transaction with a customer.

The Company has concluded that the license and the completion of the Licensor Clinical Trial promises are treated as a single, combined performance obligation. The Company has determined the total transaction price to be $150 million, which consists solely of the upfront payment. All milestone payments were constrained as the achievement of the milestones are contingent upon the success of the underlying research and development activities and are generally outside the control of the Company. The Company’s options to share in further development and commercialization efforts via its opt-in/opt-out rights will be assessed and accounted for as separate units of accounting under the relevant guidance if, and when, such options are exercised by the Company.

The Company recognizes revenue associated with the combined performance obligation will be recognized over time using a cost-based input methodology. The transfer of control occurs over the course of the Licensor Clinical Trial promise and, in management’s judgment, is the best measure of progress towards satisfying the combined performance obligation. The amounts received that have not yet been recognized as revenue are classified as deferred revenue on the Company’s consolidated balance sheet and will be recognized over the remaining Phase 1 clinical trial period until the performance obligation is satisfied.

As of December 31, 2024, $41.6 million of revenue has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss and the remaining $108.4 million of the upfront payment is recorded as deferred revenue in the current liabilities section of the consolidated balance sheets as related performance obligations are expected to be completed within the next 12 months.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of December 31, 2024.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 61,507,446 shares were issued and outstanding at December 31, 2024.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of December 31, 2024.

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

As of December 31, 2024, and 2023, the Company has reserved the following shares of of common stock for the vesting of restricted stock and exercise of stock options:

	December 31, 2024	December 31, 2023
Options to purchase common stock	11,589,269	9,394,930
Unvested restricted common stock awards	—	14,696
Unvested restricted common stock units	112,159	236,519
Pre-funded warrants	20,638,924	10,000,400
	32,340,352	19,646,545

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

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, pursuant to which the Company may offer and sell shares of its common stock having aggregate gross proceeds of up to $100 million from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the year ended December 31, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, or aggregate net proceeds of $0.9 million after deducting sales agent discounts, commissions, and other offering costs. During the year ended December 31, 2023, the Company did not sell shares of its common stock under the Sales Agreement.

Underwritten Public Offering

In May 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC, as representative of the several underwriters, related to an underwritten public offering, or the Offering, of 10,638,476 shares of common stock at a price of $4.70 per share, and, in lieu of Common Stock to certain investors, pre-funded warrants to purchase 10,638,524 shares of Common Stock at a price of $4.6999 per pre-funded warrant, which represents the price per share at which shares of Common Stock were sold in this Offering, minus $0.0001, which is the exercise price of each pre-funded warrant, including shares and warrants to existing shareholders. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the Offering were $100 million, or aggregate net proceeds of $96.4 million after deducting the underwriter discounts, commissions, and other offering costs.
11. Stock-based compensation

2020 Stock incentive plan

The Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock, and other stock awards, to employees, non-employee directors, and consultants. Upon effectiveness of the 2021 Plan (as defined below), no further issuances will be made under the 2020 plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 20c21 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145, which will be automatically increased on each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as determined by the Company’s compensation, nomination and corporate governance committee. As of December 31, 2024, 3,226,165 shares of common stock were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021, and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP which will be automatically increased on each January 1st through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. As of December 31, 2024, 1,435,828 shares of common stock remained available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2023	9,394,930	$8.78	8.0	$4,741
Granted	3,037,465	5.55	—	—
Exercised	(299,222)	3.55	—	—
Forfeited	(543,904)	8.09	—	—
Outstanding—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Vested or expected to vest—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Exercisable—December 31, 2024	6,342,308	$8.96	6.8	$6,626

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant date fair value of options granted in during the years ended December 31, 2024 and 2023 was $4.13 and $5.40 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, and 2023, was $1.0 million and $1.1 million, respectively.

Fair value of stock option awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The fair value of options granted were estimated using the following weighted-average assumptions:

	Year ended December 31,
	2024	2023
Expected term (years)	6.25	6.24
Expected volatility	84.81%	82.72%
Risk-free interest rate	3.99%	3.95%
Expected dividend yield	—%	—%

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

Restricted stock award activity

Unvested restricted stock awards, or RSAs, as of December 31, 2023, were granted to employees under the 2020 Plan. There were no unvested restricted stock awards as of December 31, 2024. Restricted stock awards generally vest over a four year period provided the individual remains in continuous service of the Company.

The following summarizes restricted stock activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock awards as of December 31, 2023	14,696	$2.19
Vested	(14,696)	$2.19
Unvested restricted stock awards as of December 31, 2024	—	$—

The aggregate fair value of restricted stock that vested during the year ended December 31, 2024 and 2023 was $0.1 million and $0.7 million, respectively. The weighted average grant date fair value of restricted stock that vested during the year ended December 31, 2024, and 2023 was $2.19 and $0.82 per share, respectively.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs granted generally vest over two years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2023	236,519	$8.00
Granted	—	$—
Vested	(122,034)	$8.42
Forfeited	(2,326)	$7.55
Unvested restricted stock units as of December 31, 2024	112,159	$7.55

The aggregate fair value of restricted stock that vested during the years ended December 31, 2024, and 2023 was $0.5 million and $0.3 million, respectively. The weighted average grant date fair value of restricted stock that vested during the years ended December 31, 2024 and 2023 was $8.42 per share and $10.11 per share, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Year ended December 31,
	2024	2023
Research and development	$10,629	$8,939
General and administrative	7,497	7,730
Total stock-based compensation expense	$18,126	$16,669

As of December 31, 2024, total unrecognized stock–based compensation cost related to unvested stock options and restricted stock units was $23.2 million and $0.3 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.3 years and 0.4 years, respectively.

12. Income Taxes

For the year ended December 31, 2024 the Company recorded a provision for income taxes of $2.6 million, representing an effective tax rate of (3.6)%. The income tax provision and the effective tax rate is primarily driven by the current federal and state taxes related to the $50.0 million upfront payment for Roche Collaboration Agreement, which will be recognized as taxable Global Intangible Low Tax Income, or GILTI, in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As a result, the Company expects to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards in the accompanying consolidated financial statements. Domestic and foreign components of net loss are as follows (in thousands):

	Year ended December 31,
	2024	2023
United States	$(20,708)	$(19,543)
Foreign	(49,422)	(115,471)
Net loss	$(70,130)	$(135,014)

The effective tax rate for the years ended December 31, 2024, and 2023 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2024	2023
Income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.2%	6.2%
Research and development tax credits	4.2%	(0.1)%
Foreign rate differential	(5.6)%	(6.8)%
Stock-based compensation	(3.2)%	(0.7)%
GILTI	(7.1)%	—
Reduction in Unrecognized Tax Benefit (UTB)	5.7%	—
Other	(0.2)%	(0.2)%
Change in valuation allowance	(24.6)%	(19.5)%
Total	(3.6)%	(0.1)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Federal, state, and foreign net operating loss carryforwards	$50,002	$41,888
Research and development tax credits	6,952	2,245
Capitalized research and development	5,957	3,679
Lease liability	11,676	12,403
Compensation related items	8,044	6,283
Other	482	147
Total deferred tax assets	$83,113	$66,645
Less: valuation allowance	(72,157)	(54,465)
Total net deferred tax assets	$10,956	$12,180
Deferred tax liabilities
Right-of-use asset	(7,162)	(7,573)
Defined benefit plan adjustment	—	(332)
Depreciation	(3,794)	(4,275)
Total deferred tax liabilities	(10,956)	(12,180)
Net deferred tax assets	$—	$—

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such net operating loss carryforwards in the financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2024, and 2023. The Company increased its valuation allowance by $17.7 million for the year ended December 31, 2024 in order to maintain a full valuation allowance against its deferred tax assets.

As of December 31, 2024, the Company had federal net operating loss carryforwards, or NOLs, of $0.6 million and federal tax credits of $4.4 million available to offset tax liabilities. The Company’s federal NOLs have an indefinite life and federal tax credit carryforwards begin to expire in 2040. The Company also had gross foreign NOLs of $332.1 million that begin to expire in 2026. The Company also had gross state tax credits of $2.6 million which are available to offset state tax liabilities and begin to expire in 2025. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company completed an analysis as of December 31, 2023, and determined that an ownership change occurred on September 14, 2020 and October 30, 2023. As a result of these ownership changes, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of $0.3 million for attributes accumulated prior to September 14, 2020 and $0.8 million for the attributes generated prior to October 30,2023. The Company has not completed an additional analysis for the tax year ending December 31, 2024 and an ownership change could impact the R&D credit carryforward, but does not expect a change would further limit the net operating loss carryforward.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023
Unrecognized tax benefits, beginning of year	$4,475	$2,235
Additions for tax positions of prior years	—	2,369
Reductions for tax provisions of prior years	(4,475)	(129)
Unrecognized tax benefits, end of year	$—	$4,475

The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. Federal, state, and foreign income tax expense. For the years ended December 31, 2024, and 2023, the unrecognized tax benefits were related to a reserve for the Federal and State Research and Development Credit. The Company had approximately $4.5 million unrecognized tax benefit as of December 31, 2023. The Company reduced the unrecognized tax benefit after the completion of a Research and Development study. The Company did not have unrecognized tax benefits as of December 31, 2024.

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

13. Employee retirement plans

Defined benefit plan

The Company, in compliance with Swiss Law, is contracted with the AXA Leben AG, or AXA, for the provision of pension benefits in a defined benefit plan. All benefits are organized in a semi-autonomous collective foundation within the framework of the contract with AXA. Insurance benefits due are paid directly to the entitled persons by AXA in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and employer.

The contract between the Company and AXA can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company.

The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation.

The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the consolidated balance sheets (in thousands):

	Year ended December 31,
	2024	2023
Change in benefit obligation:
Benefit obligation—beginning of period	$12,029	$6,851
Service cost employer	1,029	774
Contributions paid by employees	425	657
Interest cost	174	198
Contributions paid by plan participants	690	2,752
Benefits paid	(1,276)	(594)
Plan Amendment	(9)	(1,463)
Actuarial loss	960	2,854
Foreign currency revaluation	(907)	—
Benefit obligation—end of period	$13,115	$12,029
Change in plan assets:
Fair value of plan assets—beginning of period	$9,316	$5,318
Actual return on plan assets	106	(96)
Contributions paid by employer	826	1,279
Contributions paid by employees	425	657
Contributions paid by plan participants	690	2,752
Benefits paid	(1,276)	(594)
Foreign currency revaluation	(674)	—
Fair value of plan assets—end of period	$9,413	$9,316
Defined benefit plan liability	$3,702	$2,713

The net pension costs was as follows (in thousands):

	Year ended December 31,
	2024	2023
Service cost	$1,029	$774
Interest cost	174	198
Net pension cost	$1,203	$972

The provision for pension benefit obligation recognized in other comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2024	2023
Actuarial gain (loss) arising from experience adjustments	$80	$(1,614)
Actuarial loss arising from changes in financial assumptions	(1,040)	(1,240)
Defined benefit cost for the year recognized in other comprehensive loss	$(960)	$(2,854)

The assumptions used to measure the projected benefit obligation and net pension costs were as follows:

	Year ended December 31,
	2024	2023
Inflation rate	1.00%	1.25%
Discount rate	1.00%	1.50%
Interest rate on savings accounts	1.00%	1.00%
Expected rate of return on assets	1.00%	1.50%
Salary increase	1.25%	1.25%
Social Security increase	1.00%	1.25%
Pension increase	0.00%	0.00%
Retirement age	100% Male 65 Female 65	100% Male 65 Female 64
Mortality and disability rates	BVG 2020 Table	BVG 2020 Table

Estimated benefit payments, which reflect future expected service, are expected to be paid as follows (in thousands):

December 31,
2025	$656
2026	$670
2027	$682
2028	$695
2029	$705
2030-2034	$4,197

Defined contribution plans

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. In January 2024, the Company adopted a defined contribution supplemental pension plan for eligible Swiss based employees defined by Swiss Law Art.1e BVV 2, or the 1e Plan. Employees earning above a defined threshold are eligible and automatically enrolled in the 1e Plan and required contributions are determined by age and salary under Swiss Law. The Company and the employee share the costs of the 1e Plan. The Company recorded $0.8 million and $0.6 million in defined contribution related expenses during the years ended December 31, 2024, and 2023, respectively.

14. Net loss per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Year ended December 31,
	2024	2023
Net loss	$(72,700)	$(135,352)
Net loss per share attributable to common stockholders—basic and diluted	$(0.98)	$(2.63)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	73,910,026	51,396,961

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	December 31,	December 31,
	2024	2023
Stock options to purchase common stock	11,589,269	9,394,930
Restricted common stock	—	14,696
Restricted stock units	112,159	236,519

15. Segment Data

The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment committed to developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment. The CODM uses net income (loss) in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies (Note 2). The Company’s CODM is the Chief Executive Officer.

The Company's reportable segment net revenues and loss for the years ended December 31, 2024, and 2023, consisted of the following:

	Year ended December 31,
(in thousands)	2024	2023
Revenue:
Collaboration revenue	$75,622	$—
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	12,332	*
MRT-6160	15,209	*
NEK7	10,163	*
Other development and discovery programs	14,432	46,404
Personnel expense	39,796	37,570
Overhead and administrative expense	29,631	27,298
General and administrative expenses:
Personnel expense	22,153	19,648
Professional services	5,091	4,355
Facility costs and other expense	7,927	8,036
Loss from operations	(81,112)	(143,311)
Other income (expense):
Interest and other income, net	10,982	8,297
Provision for income taxes	(2,570)	(338)
Net loss	$(72,700)	$(135,352)

*External research and development expenses were not tracked by program prior to 2024

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the United States and Switzerland with 28% of the assets held in Switzerland. All of the Company's revenue has been generated in Switzerland.