Form 10-Q
period 2025-03-31
Monte Rosa Therapeutics, Inc.
filed 2025-05-08
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 61,509,821 shares of common stock, $0.0001 per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160 and NEK7-directed MGDs, including MRT-8102, and our CDK2 and CCNE1 MGDs;
•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and any future clinical trials, including our clinical trials for our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160, including statements regarding the nature of or the timing for when any results of any clinical trials will become available;
•
our ability to continue to develop our proprietary discovery engine, called QuEENTM, and to expand our proteomics and translational medicine capabilities;
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

i

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
•
the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, ongoing clinical trials and future clinical trials; and
•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 20, 2025.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$78,530	$224,254
Marketable securities	247,544	147,895
Other receivables	1,408	173
Prepaid expenses and other current assets	4,798	5,118
Total current assets	332,280	377,440
Property and equipment, net	29,336	29,483
Operating lease right-of-use assets	26,263	26,831
Restricted cash	4,880	4,863
Other long-term assets	440	115
Total assets	$393,199	$438,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,489	$17,215
Accrued expenses and other current liabilities	16,287	18,785
Current deferred revenue	32,575	117,232
Current portion of operating lease liability	3,865	3,714
Total current liabilities	59,216	156,946
Deferred revenue, net of current	16,863	16,147
Defined benefit plan liability	3,961	3,702
Operating lease liability, net of current	37,999	39,001
Total liabilities	118,039	215,796
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,509,821 and 61,507,446 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	670,186	664,874
Accumulated other comprehensive loss	(3,329)	(3,356)
Accumulated deficit	(391,703)	(438,588)
Total stockholders’ equity	275,160	222,936
Total liabilities and stockholders’ equity	$393,199	$438,732

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive income (loss) (unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Collaboration revenue	$84,929	$1,064
Operating expenses:
Research and development	32,190	27,026
General and administrative	8,703	8,985
Total operating expenses	40,893	36,011
Income (loss) from operations	44,036	(34,947)
Other income:
Interest income	3,439	2,442
Foreign currency exchange gain, net	173	620
Gain on disposal of fixed assets	59	—
Total other income	3,671	3,062
Net income (loss) before income taxes	47,707	(31,885)
Provision for income taxes	(822)	(83)
Net income (loss)	$46,885	$(31,968)
Comprehensive income (loss):
Provision for pension benefit obligation	48	35
Unrealized loss on available-for-sale securities	(21)	(4)
Comprehensive income (loss)	$46,912	$(31,937)
Earnings (loss) per share:
Basic	$0.57	$(0.53)
Diluted	$0.57	$(0.53)
Weighted average number of shares outstanding:
Basic	82,148,719	60,156,187
Diluted	82,956,423	60,156,187

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2024	50,140,233	$5	547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	4,691	—	—	—	—	—
Exercise of common stock options	45,108	—	246	—	—	246
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,873	—	—	4,873
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Issuance of common stock	10,272	—	87	—	—	87
Net Loss	—	—	—	—	(31,968)	(31,968)
Balance—March 31, 2024	50,200,304	$5	553,063	$(2,693)	$(397,856)	$152,519

Balance—January 1, 2025	61,507,446	$6	664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	2,375	—	14	—	—	14
Provision for pension benefit obligation	—	—	—	48	—	48
Stock-based compensation expense	—	—	5,298	—	—	5,298
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)
Net Income (Loss)	—	—	—	—	46,885	46,885
Balance—March 31, 2025	61,509,821	$6	670,186	$(3,329)	$(391,703)	$275,160

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$46,885	$(31,968)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,298	4,873
Depreciation	2,048	1,897
Net accretion of discounts/premiums on marketable securities	(1,029)	(69)
Gain on disposal of property and equipment	(59)	—
Changes in operating assets and liabilities
Other receivables	(1,235)	(10)
Prepaid expenses and other current assets	(4)	(2,287)
Accounts payable	(10,874)	(5,070)
Accrued expenses and other current liabilities	(2,606)	(3,886)
Defined benefit plan liability	307	(110)
Right-of-use assets and operating lease liabilities	(283)	(471)
Deferred revenue	(83,940)	(1,064)
Net cash used in operating activities	$(45,492)	$(38,165)
Cash flows from investing activities:
Purchases of property and equipment	(1,587)	(1,384)
Purchases of marketable securities	(138,014)	(56,068)
Proceeds from maturities of marketable securities	39,372	67,305
Net cash provided by (used in) investing activities	$(100,229)	$9,853
Cash flows from financing activities:
Proceeds from exercise of employee stock options	14	246
Net cash provided by financing activities	$14	$246
Net decrease in cash, cash equivalents and restricted cash	$(145,707)	$(28,066)
Cash, cash equivalents and restricted cash—beginning of period	229,117	132,681
Cash, cash equivalents and restricted cash—end of period	$83,410	$104,615
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$78,530	$99,752
Restricted cash	4,880	4,863
Total cash, cash equivalents and restricted cash	$83,410	$104,615
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$304	$983

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

As of March 31, 2025, the Company had an accumulated deficit of $391.7 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $326.1 million as of March 31, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the first quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, even the ability to continue operations.

2. Summary of significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S., or GAAP, and are stated in U.S. dollars. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB. All intercompany balances and transactions have been eliminated in consolidation.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

On November 4, 2024, the FASB issued ASU 2024-03 Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$77,796	$—	$—	$77,796
Pension plan assets	—	9,741	—	9,741
Corporate debt securities	—	105,634	—	105,634
U.S Treasury securities	—	141,910	—	141,910
Total assets measured at fair value	$77,796	$257,285	$—	$335,081

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$223,657	$—	$—	$223,657
Pension plan assets	—	9,413	—	9,413
Corporate debt securities	—	63,758	—	63,758
U.S Treasury securities	—	84,137	—	84,137
Total assets measured at fair value	$223,657	$157,308	$—	$380,965

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2025 and 2024.

4. Marketable Securities

Marketable securities as of March 31, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$105,603	$40	$(9)	105,634
U.S Treasury securities	141,845	70	(5)	141,910
Total	$247,448	$110	$(14)	$247,544

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$63,710	$56	$(8)	63,758
U.S Treasury securities	84,068	75	(6)	84,137
Total	$147,778	$131	$(14)	$147,895

As of March 31, 2025, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of operations and comprehensive income (loss). There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2025 and 2024 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income (loss) for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and Equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$25,342	$25,041
Computer hardware and software	1,271	1,256
Furniture and fixtures	1,157	1,099
Leasehold improvements	22,387	22,387
Construction in process	484	64
Total property and equipment, at cost	$50,641	$49,847
Less: accumulated depreciation	(21,305)	(20,364)
Property and equipment, net	$29,336	$29,483

Depreciation expense for the three months ended March 31, 2025 and 2024 was $2.0 million and $1.9 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Compensation and benefits	$3,841	$8,220
Accrued research and development	8,025	7,211
Other	4,421	3,354
Total other current liabilities	$16,287	$18,785

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of March 31, 2025.

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

The components of lease expense for the three months ended March 31, 2025 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$1,634	$1,651
Variable lease expense	852	879
Total lease expense	$2,486	$2,530

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$2,078	$2,110
General and administrative	408	420
Total lease expense	$2,486	$2,530

Short-term lease costs for the three months ended March 31, 2025 and 2024 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	7.5	7.7
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow information relating to the Company's leases for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three months ended March 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$-	$108
Cash paid for amounts included in the measurement of lease liabilities	$908	$759

The amortization of the ROU assets for the three months ended March 31, 2025 and 2024 was $0.6 million and $0.8 million, respectively.

Future minimum lease payments under non-cancelable leases as of March 31, 2025 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2025	$5,775
2026	7,903
2027	7,633
2028	7,360
2029	7,581
Thereafter	23,443
Total undiscounted minimum lease payments	59,695
Less: Imputed interest	(17,831)
Total operating lease liability	$41,864

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of March 31, 2025, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

9. Collaboration and license agreements

Roche Collaboration and License Agreement

Description

In October 2023, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement, or the Roche Agreement, with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., or Roche. Pursuant to the Roche Agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery engine for an initial set of targets in oncology and neuroscience selected by Roche, with Roche having an option to expand the collaboration to include additional option targets, wherein a certain number of targets selected by Roche are subject to replacement rights owned by Roche. The Company will lead pre-clinical discovery and research activities with Roche leading late pre-clinical and clinical development activities.

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

To date through March 31, 2025, the Company has received $9.0 million related to Roche's decision to exercise its option rights for continued research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

To date through March 31, 2025, $34.7 million has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $24.3 million of the upfront payment and subsequent milestone payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheets.

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

In early 2025, at the request of Novartis, the scope of the Licensor Clinical Trial was expanded to include an additional cohort. The Company will be reimbursed for the cost incurred related to the additional cohort. The Company has concluded that this change represents a contract modification and that additional cohort is not distinct from the combined performance obligation previously identified in the License Agreement. As such, the contract modification will be accounted for as a cumulative catch-up adjustment to the original License Agreement. For the three months ended March 31, 2025 the Company recorded a cumulative catch-up adjustment of $6.2 million as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss).

To date through March 31, 2025, $125.9 million of revenue has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss) and the remaining $25.1 million of the upfront payment is recorded as deferred revenue in the current liabilities section of the consolidated balance sheets as related performance obligations are expected to be completed within the next 12 months.

10. Equity

Undesignated Preferred Stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of March 31, 2025.

Common Stock

The Company had 500,000,000 shares of common stock authorized, of which 61,509,821 shares were issued and outstanding as of March 31, 2025.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of March 31, 2025.

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

As of March 31, 2025, and December 31, 2024, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	March 31, 2025	December 31, 2024
Options to purchase common stock	15,152,144	11,589,269
Unvested restricted common stock units	894,334	112,159
Pre-funded warrants	20,638,924	20,638,924
	36,685,402	32,340,352

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

At-the-Market Offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company may offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company currently has a prospectus for $100M pursuant to which it may sell shares through July 2025, and a prospectus for $150M, pursuant to which it may sell shares through March 2028. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2025, the Company did not sell shares under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 10,272 shares of common stock under the Sales Agreement for aggregate gross proceeds of $0.1 million.

11. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2025 the number of shares available under the 2021 Plan automatically increased by 3,075,372 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2025, 1,954,112 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2025 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of March 31, 2025, 1,875,677 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Granted	3,565,250	7.06	—	—
Exercised	(2,375)	5.71	—	—
Forfeited	—	—	—	—
Outstanding—March 31, 2025	15,152,144	$7.86	7.9	$3,061
Vested or expected to vest—March 31, 2025	15,152,144	$7.86	7.9	$3,061
Exercisable—March 31, 2025	7,478,241	$8.70	6.8	$2,726

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock unit activity

Starting in 2022, the Company granted restricted stock units, or RSUs, to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will vest over two or four years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes restricted stock unit activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2024	112,159	$7.55
Granted	782,175	$7.06
Unvested restricted stock units as of March 31, 2025	894,334	$7.12

No restricted stock units vested during the three months ended March 31, 2025 and 2024.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$3,135	$2,677
General and administrative	2,163	2,196
Total stock-based compensation expense	$5,298	$4,873

As of March 31, 2025 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $37.1 million and $5.3 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.8 years and 3.3 years, respectively.

12. Income taxes

During the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0.8 million and $0.1 million, respectively. The income tax provision is primarily related to interest income on marketable securities in Massachusetts and the US taxable income generated from the capitalization of research and development expenses.

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

13. Net income (loss) per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2025	2024
Net income (loss)	$46,885	$(31,968)
Basic weighted average shares outstanding	82,148,719	60,156,187
Effect of potentially dilutive securities:
Stock options to purchase common stock	729,311	—
Restricted stock units	78,393	—
Diluted weighted average shares outstanding	82,956,423	60,156,187

Basic net income (loss) per share	$0.57	$(0.53)
Diluted net income (loss) per share	$0.57	$(0.53)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	March 31,	March 31,
	2025	2024
Stock options to purchase common stock	14,422,833	11,710,090
Restricted stock awards	—	10,005
Restricted stock units	815,941	236,519

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended March 31,
	2025	2024
Pension expense	$388	$282

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended March 31,
	2025	2024
Defined contribution expense	$409	$356

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

The Company's reportable segment net revenues and loss for the three months ended March 31, 2025 and 2024, consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue:
Collaboration revenue	$84,929	$1,064
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	1,945	3,886
MRT-6160	3,981	1,979
NEK7	1,882	1,390
Other development and discovery programs	4,802	3,154
Personnel expense	11,352	9,809
Overhead and administrative expense	8,228	6,808
General and administrative expenses:
Personnel expense	5,679	5,415
Professional services	1,478	1,922
Facility costs and other expense	1,546	1,648
Income (loss) from operations	44,036	(34,947)
Other income (expense):
Interest and other income, net	3,671	3,062
Provision for income taxes	(822)	(83)
Net income (loss)	$46,885	$(31,968)

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the United States and Switzerland with 29% of the assets held in Switzerland. All of the Company's revenue has been generated in Switzerland.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A, Risk Factors” in our 2024 Annual Report and under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation discovery engine, called QuEENTM to enable our unique, target-centric, MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. From our inception through the date hereof, there have been aggregate inflows of $835.8 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Our net loss was $72.7 million and $135.4 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $391.7 million and $331.0 million in cash, cash equivalents, restricted cash and marketable securities.

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

Components of operating results

Collaboration Revenue

Collaboration revenue represents amounts earned from our collaboration and license agreements with Roche and Novartis. We expect that our revenue for the next several years will be derived primarily through our current collaboration and license agreements and any additional collaborations that we may enter into in the future.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM discovery engine and advancement of our GSPT1 and VAV1 programs, advancement of our disclosed and undisclosed programs including for NEK7, CDK2, and CCNE1.

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

Non-operating income and (expense)

Our non-operating income and (expense) includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds and marketable securities; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; and (iii) proceeds from the sale of fixed assets.

Results of operations for the three months ended March 31, 2025 and 2024

The following sets forth our results of operations:

	Three months ended March 31,
(in thousands)	2025	2024	Dollar change
Collaboration revenue	$84,929	$1,064	$83,865
Operating expenses:
Research and development	32,190	27,026	5,164
General and administrative	8,703	8,985	(282)
Total operating expenses	40,893	36,011	4,882
Income (loss) from operations	44,036	(34,947)	78,983
Other income	3,671	3,062	609
Net loss before income taxes	$47,707	$(31,885)	$79,592
Provision for income taxes	(822)	(83)	(739)
Net income (loss)	$46,885	$(31,968)	$78,853

Collaboration revenue

Collaboration revenue of $84.9 million for the three months ended March 31, 2025 represents revenue recorded under our collaboration and license agreements with Roche and Novartis. As of March 31, 2025, $32.6 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of:

	Three months ended March 31,
(in thousands)	2025	2024	Dollar change
External research and development expense:
MRT-2359	$1,945	$3,886	$(1,941)
MRT-6160	3,981	1,979	2,002
NEK7	1,882	1,390	492
Other development and discovery programs	4,802	3,154	1,648
Compensation and related personnel expense	11,352	9,809	1,543
Overhead and administrative expense	8,228	6,808	1,420
Total research and development expense	$32,190	$27,026	$5,164

As of March 31, 2025, we had 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of March 31, 2024, we had 104 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, the advancement of MRT-6160 into the clinic, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of the Company’s QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the three months ended March 31, 2025 and 2024 included non-cash stock-based compensation expense of $3.1 million and $2.7 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of:

	Three months ended March 31,
(in thousands)	2025	2024	Dollar change
Personnel costs	$5,679	$5,415	$264
Professional services	1,478	1,922	(444)
Facility costs and other expenses	1,546	1,648	(102)
Total general and administrative expenses	$8,703	$8,985	$(282)

As of March 31, 2025 and 2024 we had 30 and 26 employees engaged in general and administrative activities, respectively. General and administrative expenses for the three months ended March 31, 2025 and 2024 included non-cash stock-based compensation expense of $2.2 million and $2.2 million, respectively.

Other income (expense)

Other income (expense), net was comprised of:

	Three months ended March 31,
(in thousands)	2025	2024
Interest income, net	$3,439	$2,442
Foreign currency exchange gain (loss), net	173	620
Gain on disposal of fixed assets	59	—
Other income	$3,671	$3,062

The increase in interest and other income for the three months ended March 31, 2025, is principally attributable to higher interest rates on marketable securities.

Provision for income taxes

For the three months ended March 31, 2025, we recorded a provision for income taxes of $0.8 million, primarily driven by the current federal and state taxes related to the $150.0 million upfront payment for the Novartis License Agreement, which will be recognized as taxable Global Intangible Low Tax Income, or GILTI.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of March 31, 2025, we had $331.0 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $391.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

At-the-Market Offering

On July 1, 2022, we filed a registration statement on Form S-3 (File No. 333-266003) with the SEC, which was declared effective on July 13, 2022, or the 2022 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, under the 2022 Shelf Registration Statement and subject to the limitations thereof.

On March 20, 2025, we filed a registration statement on Form S-3 (File No. 333-285942) with the SEC, which was declared effective on March 31, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the Amendment No. 1 to the Sales Agreement, or the Amendment, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time under the ATM Program, pursuant to the 2025 Shelf Registration Statement and subject to the limitations thereof.

We will pay to the Jefferies cash commissions of up to 3.0 percent of the aggregate gross proceeds of sales of common stock under the Sales Agreement. To date through March 31, 2025, 2,612,514 shares have been sold pursuant to the ATM Program.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$(45,492)	$(38,165)
Investing activities	(100,229)	9,853
Financing activities	14	246
Net decrease in cash, cash equivalents and restricted cash	$(145,707)	$(28,066)

Operating activities

Net cash used in operating activities of $45.5 million during the three months ended March 31, 2025, was attributable to our net income of $46.9 million, off-set by decreases in our working capital of $14.7 million, and a decrease in deferred revenue of $83.9 million. The decreases in working capital accounts and deferred revenue were partially off-set by non-cash charges of $6.3 million, principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $38.2 million during the three months ended March 31, 2024, was attributable to our net loss of $32.0 million and decreases in our working capital of $12.9 million, partially off-set by non-cash charges of $6.7 million principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $100.2 million during the three months ended March 31, 2025 was primarily attributable to proceeds from the maturity of marketable securities of $39.4 million, offset by purchases of marketable securities of $138.0 million and purchases of property and equipment of $1.6 million.

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

There have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our 2024 Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our and consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended March 31, 2025, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 20, 2025.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended March 31, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2024 Annual Report, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2024 Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2024 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2024 Annual Report.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $835.8 million of gross proceeds from such transactions. As of March 31, 2025, our cash, cash equivalents, restricted cash and marketable securities were $331.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $391.7 million as of March 31, 2025. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. For the three months ended March 31, 2025 and 2024, we reported a net income of $46.9 million and a net loss of $32.0 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial for MRT-6160, our MGD candidate targeting VAV1 for immune-mediated conditions and, if applicable, co-fund any global clinical development of Phase 3 onward;
•
continue preclinical activities for our NEK7, CDK2, CCNE1, and other currently undisclosed programs;
•
prepare and submit IND applications with the FDA for other current and future product candidates, including for MRT-8102, our MGD product candidate targeting NEK7;
•
complete preclinical studies for current or future product candidates;
•
progress MGD molecules from our initial programs through lead optimization to development candidates and multiple areas of interest and indication;
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

Significant economic, trade, regulatory, or geopolitical developments, and other circumstances beyond our control, could have a material effect on our financial condition or results of operations.

Significant economic, trade, regulatory, or geopolitical developments are difficult to predict and may have a material effect on us. The United States recently imposed tariffs on virtually all imports to the U.S. and significantly higher reciprocal tariffs applicable to imports from many countries, certain of which reciprocal tariffs were subsequently temporarily paused. If tariffs are broadly imposed it could lead to additional corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. Political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions could have a material adverse effect on our financial condition or results of operations. Until we know how such changes may impact our business and the business of our competitors, suppliers and other parties we work with over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Monte Rosa Therapeutics, Inc.

Date: May 8, 2025	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)