Form 10-Q
period 2025-06-30
Monte Rosa Therapeutics, Inc.
filed 2025-08-07
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 61,759,350 shares of common stock, $0.0001 per share, outstanding.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$69,429	$224,254
Marketable securities	221,165	147,895
Other receivables	2,370	173
Prepaid expenses and other current assets	6,501	5,118
Total current assets	299,465	377,440
Property and equipment, net	29,052	29,483
Operating lease right-of-use assets	25,674	26,831
Restricted cash	4,950	4,863
Other long-term assets	445	115
Total assets	$359,586	$438,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,581	$17,215
Accrued expenses and other current liabilities	13,767	18,785
Current deferred revenue	18,410	117,232
Current portion of operating lease liability	4,094	3,714
Total current liabilities	41,852	156,946
Deferred revenue, net of current	8,059	16,147
Defined benefit plan liability	4,558	3,702
Operating lease liability, net of current	37,037	39,001
Total liabilities	91,506	215,796
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,717,349 and 61,507,446 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	675,445	664,874
Accumulated other comprehensive loss	(3,373)	(3,356)
Accumulated deficit	(403,998)	(438,588)
Total stockholders’ equity	268,080	222,936
Total liabilities and stockholders’ equity	$359,586	$438,732

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Collaboration revenue	$23,194	$4,695	$108,123	$5,759
Operating expenses:
Research and development	30,653	28,055	62,843	55,081
General and administrative	8,095	9,282	16,798	18,267
Total operating expenses	38,748	37,337	79,641	73,348
(Loss) income from operations	(15,554)	(32,642)	28,482	(67,589)
Other income:
Interest income	3,068	2,637	6,507	5,079
Foreign currency exchange gain (loss), net	1,390	(53)	1,563	567
Gain on disposal of property and equipment	—	—	59	—
Total other income	4,458	2,584	8,129	5,646
Net (loss) income before income taxes	(11,096)	(30,058)	36,611	(61,943)
Provision for income taxes	(1,199)	(252)	(2,021)	(335)
Net (loss) income	$(12,295)	$(30,310)	$34,590	$(62,278)
Comprehensive (loss) income:
Provision for pension benefit obligation	53	35	101	70
Unrealized loss on available-for-sale securities	(97)	(12)	(118)	(16)
Comprehensive (loss) income	$(12,339)	$(30,287)	$34,573	$(62,224)
(Loss) earnings per share:
Basic	$(0.15)	$(0.43)	$0.42	$(0.95)
Diluted	$(0.15)	$(0.43)	$0.42	$(0.95)
Weighted average number of shares outstanding:
Basic	82,186,768	71,233,992	82,167,849	65,695,095
Diluted	82,186,768	71,233,992	82,890,063	65,695,095

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2025	61,507,446	$6	664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	2,375	—	14	—	—	14
Provision for pension benefit obligation	—	—	—	48	—	48
Stock-based compensation expense	—	—	5,298	—	—	5,298
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)
Net income	—	—	—	—	46,885	46,885
Balance—March 31, 2025	61,509,821	$6	$670,186	$(3,329)	$(391,703)	$275,160
Restricted common stock vesting	112,159	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	53	—	53
Stock-based compensation expense	—	—	4,894	—	—	4,894
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	(97)
Issuance of shares under employee stock purchase plan	95,369	—	365	—	—	365
Net loss	—	—	—	—	(12,295)	(12,295)
Balance—June 30, 2025	61,717,349	$6	$675,445	$(3,373)	$(403,998)	$268,080

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited) - Continued

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2024	50,140,233	$5	547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	4,691	—	—	—	—	—
Exercise of common stock options	45,108	—	246	—	—	246
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,873	—	—	4,873
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	(4)
Issuance of common stock pursuant to the at-the market sales agreement	10,272	—	87	—	—	87
Net loss	—	—	—	—	(31,968)	(31,968)
Balance—March 31, 2024	50,200,304	$5	$553,063	$(2,693)	$(397,856)	$152,519
Restricted common stock vesting	85,249	—	—	—	—	—
Exercise of common stock options	190,160	—	422	—	—	422
Provision for pension benefit obligation	—	—	—	35	—	35
Stock-based compensation expense	—	—	4,502	—	—	4,502
Unrealized loss on available-for-sale securities	—	—	—	(12)	—	(12)
Issuance of shares under employee stock purchase plan	93,859	—	298	—	—	298
Issuance of common stock pursuant to the at-the market sales agreement, net of issuance costs of $89	120,234	—	797	—	—	797
Issuance of common stock pursuant to the Underwritten Public Offering, net of issuance cost of $3,290	10,638,476	1	46,709	—	—	46,710
Issuance of pre-funded warrant, net of issuance costs of $290	—	—	49,710	—	—	49,710
Net loss	—	—	—	—	(30,310)	(30,310)
Balance—June 30, 2024	61,328,282	$6	$655,501	$(2,670)	$(428,166)	$224,671

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$34,590	$(62,278)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	10,192	9,375
Depreciation	4,173	3,957
Net accretion of discounts/premiums on marketable securities	(1,766)	(1,163)
Gain on disposal of property and equipment	(59)	—
Changes in operating assets and liabilities
Accounts receivable	—	(9,000)
Other receivables	(2,196)	(337)
Prepaid expenses and other current assets	(1,713)	(2,412)
Accounts payable	(11,976)	(4,676)
Accrued expenses and other current liabilities	(5,077)	(1,842)
Defined benefit plan liability	957	(29)
Right-of-use assets and operating lease liabilities	(427)	(768)
Deferred revenue	(106,910)	3,241
Net cash used in operating activities	$(80,212)	$(65,932)
Cash flows from investing activities:
Purchases of property and equipment	(3,282)	(3,406)
Purchases of marketable securities	(157,047)	(130,027)
Proceeds from maturities of marketable securities	85,424	82,128
Net cash used in investing activities	$(74,905)	$(51,305)
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount of $29	—	944
Proceeds from underwritten public offering, net of underwriter's discount of $3,000	—	47,001
Proceeds from the issuance of pre-funded warrants	—	50,000
Payment of common stock and pre-funded warrant issuance costs	—	(641)
Proceeds from exercise of employee stock options	14	667
Proceeds from employee stock purchase plan	365	298
Net cash provided by financing activities	$379	$98,269
Net decrease in cash, cash equivalents and restricted cash	$(154,738)	$(18,968)
Cash, cash equivalents and restricted cash—beginning of period	229,117	132,681
Cash, cash equivalents and restricted cash—end of period	$74,379	$113,713
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$69,429	$108,847
Restricted cash	4,950	4,866
Total cash, cash equivalents and restricted cash	$74,379	$113,713
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$450	$235

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

Liquidity considerations

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of common stock or warrants to purchase common stock, registered direct offerings, and through its collaborations with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., or Roche, and with Novartis AG, or Novartis.

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

As of June 30, 2025, the Company had an accumulated deficit of $404.0 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $290.6 million as of June 30, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the second quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires disclosure of, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$68,832	$—	$—	$68,832
Pension plan assets	—	10,859	—	10,859
Corporate debt securities	—	100,011	—	100,011
U.S Treasury securities	—	121,154	—	121,154
Total assets measured at fair value	$68,832	$232,024	$—	$300,856

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$223,657	$—	$—	$223,657
Pension plan assets	—	9,413	—	9,413
Corporate debt securities	—	63,758	—	63,758
U.S Treasury securities	—	84,137	—	84,137
Total assets measured at fair value	$223,657	$157,308	$—	$380,965

Money market funds are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

The fair value of pension plan assets has been determined as the surrender value of the portfolio of active insured members held within the Columna Collective Foundation Group investment fund and is classified within Level 2 of the fair value hierarchy.

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2025 and 2024.

4. Marketable securities

Marketable securities as of June 30, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$99,996	$23	$(8)	100,011
U.S Treasury securities	121,170	7	(23)	121,154
Total	$221,166	$30	$(31)	$221,165

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$63,710	$56	$(8)	63,758
U.S Treasury securities	84,068	75	(6)	84,137
Total	$147,778	$131	$(14)	$147,895

As of June 30, 2025, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive loss in equity on the accompanying condensed consolidated balance sheet. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the six months ended June 30, 2025 and 2024 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$26,130	$25,041
Computer hardware and software	1,299	1,256
Furniture and fixtures	1,157	1,099
Leasehold improvements	22,711	22,387
Construction in process	1,184	64
Total property and equipment, at cost	$52,481	$49,847
Less: accumulated depreciation	(23,429)	(20,364)
Property and equipment, net	$29,052	$29,483

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Depreciation expense	$2,125	$2,060	$4,173	$3,957

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation and benefits	$5,130	$8,220
Accrued research and development	7,125	7,211
Other	1,512	3,354
Total accrued expenses and other current liabilities	$13,767	$18,785

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of June 30, 2025.

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

Klybeckstrasse Lease

In March 2021, the Company entered into an operating lease agreement for office and lab space with Wincasa AG, or the Basel Landlord, that occupies approximately 21,422 square feet located at Klybeckstrasse 191, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Basel Landlord amended the Klybeckstrasse Lease which increased the office and lab space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. The amendment was accounted for as a lease modification and resulted in an increase to each of the related ROU asset and operating lease liability of $1.8 million.

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement, or the Harrison Avenue Lease, for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022. The initial term of the lease is 128 months following the commencement date, at which point the Company has the option to extend the lease an additional 5 years. The Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

Pursuant to the terms of the Harrison Avenue Lease, the landlord reimbursed the Company for $13 million of tenant improvements. The Company reduced the related ROU asset by the amounts reimbursed by the landlord and capitalized the leasehold improvements as fixed assets on the consolidated balance sheet.

The components of lease expense for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,623	$1,598	$3,257	$3,249
Variable lease expense	280	1,252	1,132	2,131
Total lease expense	$1,903	$2,850	$4,389	$5,380

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$1,608	$2,387	$3,686	$4,497
General and administrative	294	464	702	884
Total lease expense	$1,902	$2,851	$4,388	$5,381

Short-term lease costs for the six months ended June 30, 2025 and 2024 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	7.2	7.7
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow and other information relating to the Company's leases for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$—	$108
Cash paid for amounts included in the measurement of lease liabilities	$948	$613	$1,856	$1,372
Amortization of ROU assets	$615	$211	$1,190	$1,011

Future minimum lease payments under non-cancelable leases as of June 30, 2025 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2025	$3,896
2026	8,005
2027	7,684
2028	7,360
2029	7,581
Thereafter	23,443
Total undiscounted minimum lease payments	57,969
Less: Imputed interest	(16,838)
Total operating lease liability	$41,131

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of June 30, 2025, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

To date through June 30, 2025, the Company has received $9.0 million related to Roche's decision to exercise its option rights for continued research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

Accounting

This agreement represents a transaction with a customer and therefore is accounted for under ASC 606, Revenue From Contracts With Customers.

The Company determined that the development and commercialization licenses for each of the collaboration targets is neither capable of being distinct nor distinct within the context from the promised initial research services. In addition, the Company has determined that each target in the agreement is distinct from other targets because: (i) Roche can benefit from the license and research services for a given target on their own since the results related thereto can be evaluated discretely and (ii) the results of the research and development of each target does not affect either the Company’s ability to perform or Roche’s ability to assess the results for any other target. As such, the Company has identified certain performance obligations within the agreement as follows:

•
Performance obligations for the research and development of initial targets; and
•
Performance obligations for the research and development services related to Roche’s option to replace certain targets.

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

To date through June 30, 2025, $43.5 million related to the Roche Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $15.5 million of the upfront payment and subsequent milestone payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheets.

The following table summarizes the deferred revenue amounts allocated to performance obligations (in thousands):

	June 30,	December 31,
	2025	2024
Roche Agreement performance obligations
Research and development of initial targets	$9,862	$19,395
Research and development for replacement targets	5,622	5,622
Total Roche Agreement deferred revenue	$15,484	$25,017

The Company expects that that the remaining deferred revenue for the initial targets will be recognized within 27 months. As of June 30, 2025, Roche had not elected to develop any of the replacement targets. See Note 16, Subsequent events, for additional information on replacement targets. Once Roche exercises its option to develop a replacement target, the Company expects that deferred revenue related to replacement targets will be recognized within 39 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

Novartis License Agreement

Description

In October 2024, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a license agreement with Novartis, or the Novartis Agreement. Pursuant to the Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. The Company is responsible for completing the ongoing Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

Pricing

In December 2024, the Company received a $150 million non-refundable upfront payment. Pursuant to the Agreement, the Company is entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. The Company will continue to be responsible for costs associated with the ongoing Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, in such case, sales in the U.S. would be entitled to the potential sales milestones payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Company and Novartis.

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

The revenue the Company recognizes associated with the combined performance obligation will be recognized over time using a cost-based input methodology. The transfer of control occurs over the course of the Licensor Clinical Trial promise and, in management’s judgment, is the best measure of progress towards satisfying the combined performance obligation. The amounts received that have not yet been recognized as revenue are classified as deferred revenue on the Company’s condensed consolidated balance sheet and will be recognized over the remaining Phase 1 clinical trial period until the performance obligation is satisfied.

In 2025, at the request of Novartis, the Company performed services not previously contemplated by the Agreement. The Company will be reimbursed for the costs incurred related to the additional services. The Company has concluded that these changes represent contract modifications and that additional services are not distinct from the combined performance obligation previously identified in the License Agreement. As such, the contract modifications have been accounted for as a cumulative catch-up adjustment of $2.2 million to date as an increase to collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income.

To date through June 30, 2025, $140.2 million of revenue related to the Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss) and the remaining $11.1 million has been recorded as deferred revenue in the current liabilities section of the condensed consolidated balance sheets as related performance obligations are expected to be completed within the next 12 months.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of June 30, 2025.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 61,717,349 shares were issued and outstanding as of June 30, 2025.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of June 30, 2025.

The holders of common stock are entitled to dividends when and if declared by the Company's board of directors, subject to the preferences applicable to any outstanding shares of preferred stock. The Company's board of directors has not declared any dividends and the Company has not paid any dividends.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

As of June 30, 2025 and December 31, 2024, the Company has reserved the following shares of common stock for the vesting of restricted stock and exercise of stock options:

	June 30, 2025	December 31, 2024
Options to purchase common stock	15,190,513	11,589,269
Unvested restricted common stock units	777,325	112,159
Pre-funded warrants	20,638,924	20,638,924
	36,606,762	32,340,352

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

At-the-market offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company may offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company had a prospectus for $100 million pursuant to which it could sell shares through July 2025, and has a prospectus for $150 million, pursuant to which it may sell shares through March 2028. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the six months ended June 30, 2025, the Company did not sell shares under the Sales Agreement. During the six months ended June 30, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, respectively, or aggregate net proceeds of $0.9 million, after deducting sales agent discounts, commissions, and other offering costs.

11. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2025 the number of shares available under the 2021 Plan automatically increased by 3,075,372 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2025, 1,920,593 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2025 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of June 30, 2025, 1,780,308 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Granted	3,811,650	6.92
Exercised	(2,375)	5.71
Forfeited	(208,031)	8.70
Outstanding—June 30, 2025	15,190,513	$7.80	7.7	$2,797
Vested or expected to vest—June 30, 2025	15,190,513	$7.80	7.7	$2,797
Exercisable—June 30, 2025	8,075,932	$8.57	6.6	$2,664

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock unit activity

Starting in 2022, the Company granted RSUs to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will typically vest over two or four years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2024	112,159	$7.55
Granted	789,175	$7.04
Vested	(112,159)	$7.55
Forfeited	(11,850)	$7.11
Unvested restricted stock units as of June 30, 2025	777,325	$7.04

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2025 and 2024 was $0.5 million and $0.3 million, respectively. The weighted average grant date fair value RSUs that vested during each of the six months ended June 30, 2025 and 2024 was $7.55.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Research and development	$2,905	$2,638	$6,040	$5,315
General and administrative	1,989	1,864	4,152	4,060
Total stock-based compensation expense	$4,894	$4,502	$10,192	$9,375

As of June 30, 2025 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $33.1 million and $4.8 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.7 years and 3.5 years, respectively.

12. Income taxes

The following table summarizes the income tax provision recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income tax provision	$(1,199)	$(252)	$(2,021)	$(335)

For the three and six months ended June 30, 2025, the income tax provision was primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which will be recognized as taxable net controlled foreign corporation tested income, or NCTI. For the three and six months ended June 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

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

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act”, was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is third quarter of calendar year 2025. See Note 16, Subsequent events, for additional information on the expected impact of this tax law.

13. Net (loss) earnings per common share

Basic and diluted net (loss) earnings per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net (loss) earnings per share are as follows (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(12,295)	$(30,310)	$34,590	$(62,278)
Basic weighted average shares outstanding	82,186,768	71,233,992	82,167,849	65,695,095
Effect of potentially dilutive securities:
Stock options to purchase common stock	—	—	651,925	—
Restricted stock units	—	—	70,289	—
Diluted weighted average shares outstanding	82,186,768	71,233,992	82,890,063	65,695,095

Basic net (loss) earnings per share	$(0.15)	$(0.43)	$0.42	$(0.95)
Diluted net (loss) earnings per share	$(0.15)	$(0.43)	$0.42	$(0.95)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net (loss) earnings per common share, as their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Stock options to purchase common stock	15,190,513	11,535,569	14,538,588	11,535,569
Restricted stock awards	—	5,315	—	5,315
Restricted stock units	777,325	153,634	707,036	153,634

14. Employee retirement plans

The Company, in compliance with Swiss Law, is contracted with the AXA Leben AG, or AXA, for the provision of pension benefits in a defined benefit plan. All benefits are organized in a semi-autonomous collective foundation within the framework of the contract with AXA. Insurance benefits due are paid directly to the entitled persons by AXA in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and the Company. The contract between the Company and the collective foundation can be terminated by either side. In the event of a termination, the Company would have an obligation to find alternative pension arrangements for its employees. Because there is no guarantee that the employee pension arrangements would be continued under the same conditions, there is a risk, albeit remote, that a pension obligation may fall on the Company. The pension assets are pooled for all affiliated companies; the investment of assets is done by the governing bodies of the collective foundation.

The following table summarizes pension expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Pension expense	$455	$261	$843	$543

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Defined contribution expense	$220	$181	$629	$537

15. Segment data

The Company defines its segments based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment committed to developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment. The CODM uses net (loss) income in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the consolidated balance sheet as total assets.

The accounting policies used in the segment reporting are the same as those described in the summary significant accounting policies. (See Note 2 in our annual report on Form 10-K for the year ended December 31, 2024.) The Company’s CODM is the Chief Executive Officer.

The Company's reportable segment net revenues and loss (income) for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$23,194	$4,695	$108,123	$5,759
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	2,243	3,037	4,187	6,923
MRT-6160	1,477	2,576	5,458	4,554
MRT-8102	1,623	1,406	3,081	2,796
Other development and discovery programs	5,702	3,500	10,928	6,654
Personnel expense	11,758	9,914	23,110	19,723
Overhead and administrative expense	7,850	7,622	16,079	14,431
General and administrative expenses:
Personnel expense	5,479	5,326	11,158	10,741
Professional services	1,050	1,356	2,528	3,278
Facility costs and other expense	1,566	2,600	3,112	4,248
Income (loss) from operations	(15,554)	(32,642)	28,482	(67,589)
Other income (expense):
Interest and other income, net	4,458	2,584	8,129	5,646
Provision for income taxes	(1,199)	(252)	(2,021)	(335)
Net (loss) income	$(12,295)	$(30,310)	$34,590	$(62,278)

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the U.S. and Switzerland with 30% of the assets held in Switzerland. All of the Company's revenue has been generated in Switzerland.

16. Subsequent Events

In July 2025, Roche exercised its option under the Roche Agreement to replace certain targets for research and development services. As a result, the Company will receive $3 million for replacement fees to be received from Roche in connection with this option exercise.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act”, was signed into law. In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is third quarter of calendar year 2025. The Company has analyzed the tax impacts of the law change. The modification to IRC Sec. 174 which allows the deduction of domestic based research and development expenses in the period in which they are incurred is expected to reduce the provision for income taxes by $1.9 million and will be reflected in the following quarter.

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

Recent Developments

In June 2025, the United States Food and Drug Administration cleared the investigational new drug application for MRT-8102, a NEK7-directed MGD being developed for the treatment of inflammatory diseases driven by the NLRP3 inflammasome and IL-1β. In July 2025, we initiated a Phase 1 study evaluating MRT-8102, with the first patients being dosed. The MRT-8102 Phase 1 study is a randomized, double-blind, placebo-controlled trial in healthy volunteers that includes both single ascending dose (SAD) and multiple ascending dose (MAD) cohorts. The study is designed to evaluate safety and tolerability, pharmacokinetics (PK), and pharmacodynamics (PD), including NEK7 degradation and ex vivo responses to inflammasome stimulation. Part 3 of the Phase 1 study is a randomized, placebo-controlled trial that will enroll subjects with increased CVD risk due to obesity and elevated CRP, designed to evaluate safety and tolerability, change in CRP levels, pharmacokinetics, and changes in other inflammatory markers. Initial results from the Phase 1 study are anticipated in the first half of 2026.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. From our inception through the date hereof, there have been aggregate inflows of $836.0 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. For the six months ended June 30, 2025, we reported net income of $34.6 million. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. As of June 30, 2025, we had an accumulated deficit of $404.0 million and $295.5 million in cash, cash equivalents, restricted cash and marketable securities.

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

Results of operations for the three months ended June 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

Collaboration revenue

	Three months ended June 30,
	2025	2024	Dollar change
Collaboration revenue	$23,194	$4,695	$18,499
Operating expenses:
Research and development	$30,653	$28,055	$2,598
General and administrative	8,095	9,282	(1,187)
Total operating expenses	38,748	37,337	1,411
Loss from operations	(15,554)	(32,642)	17,088
Other income	4,458	2,584	1,874
Net loss before income taxes	(11,096)	(30,058)	18,962
Provision for income taxes	(1,199)	(252)	(947)
Net loss	$(12,295)	$(30,310)	$18,015

Collaboration revenue of $23.2 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. As of June 30, 2025, $18.4 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of (in thousands):

	Three months ended June 30,
	2025	2024	Dollar change
External research and development expense:
MRT-2359	$2,243	$3,037	$(794)
MRT-6160	1,477	2,576	(1,099)
MRT-8102	1,623	1,406	217
Other development and discovery programs	5,702	3,500	2,202
Personnel expense	11,758	9,914	1,844
Overhead and administrative expense	7,850	7,622	228
Total research and development expense	$30,653	$28,055	$2,598

As of June 30, 2025, we had 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2024, we had 103 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, continued program activities for MRT-6160 in preparation for Phase 2 studies, the advancement of MRT-8102 into the clinic, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the three months ended June 30, 2025 and 2024 included non-cash stock-based compensation expense of $2.9 million and $2.6 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Three months ended June 30,
	2025	2024	Dollar change
Personnel costs	$5,479	$5,326	$153
Professional services	1,050	1,356	(306)
Facility costs and other expense	1,566	2,600	(1,034)
Total general and administrative expense	$8,095	$9,282	$(1,187)

As of June 30, 2025 and 2024 we had 30 and 26 employees engaged in general and administrative activities, respectively. General and administrative expenses for the three months ended June 30, 2025 and 2024 included non-cash stock-based compensation expense of $2.0 million and $1.9 million, respectively.

Other income (expense)

Other income (expense), net was comprised of (in thousands):

	Three months ended June 30,
	2025	2024	Dollar change
Interest income, net	$3,068	$2,637	$431
Foreign currency exchange gain (loss), net	1,390	(53)	1,443
Other income	$4,458	$2,584	$1,874

The increase in interest and other income for the three months ended June 30, 2025, is primarily due to the revaluation of Swiss-franc denominated deposits.

Provision for income taxes

For the three months ended June 30, 2025, we recorded a provision for income taxes of $1.2 million, primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which will be recognized as taxable net controlled foreign corporation tested income, or NCTI. For the three months ended June 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

Results of operations for the six months ended June 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Six months ended June 30,
	2025	2024	Dollar change
Collaboration revenue	$108,123	$5,759	$102,364
Operating expenses:
Research and development	62,843	55,081	7,762
General and administrative	16,798	18,267	(1,469)
Total operating expenses	79,641	73,348	6,293
Income (loss) from operations	28,482	(67,589)	96,071
Other income	8,129	5,646	2,483
Net loss before income taxes	$36,611	$(61,943)	$98,554
Provision for income taxes	(2,021)	(335)	(1,686)
Net income (loss)	$34,590	$(62,278)	$96,868

Collaboration revenue

Collaboration revenue of $108.1 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. As of June 30, 2025, $18.4 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of (in thousands):

	Six months ended June 30,
	2025	2024	Dollar change
External research and development expense:
MRT-2359	$4,187	$6,923	$(2,736)
MRT-6160	5,458	4,554	904
MRT-8102	3,081	2,796	285
Other development and discovery programs	10,928	6,654	4,274
Personnel expense	23,110	19,723	3,387
Overhead and administrative expense	16,079	14,431	1,648
Total research and development expense	$62,843	$55,081	$7,762

As of June 30, 2025, we had 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of June 30, 2024, we had 103 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 clinical study, continued program activities for MRT-6160 in preparation for Phase 2 studies, the advancement of MRT-8102 into the clinic, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the six months ended June 30, 2025 and 2024 included non-cash stock-based compensation expense of $6.0 million and $5.3 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Six months ended June 30,
	2025	2024	Dollar change
Personnel costs	$11,158	$10,741	$417
Professional services	2,528	3,278	(750)
Facility costs and other expenses	3,112	4,248	(1,136)
Total general and administrative expenses	$16,798	$18,267	$(1,469)

As of June 30, 2025 and 2024 we had 30 and 26 employees engaged in general and administrative activities, respectively. General and administrative expenses for the six months ended June 30, 2025 and 2024 included non-cash stock-based compensation expense of $4.2 million and $4.1 million, respectively.

Other income (expense)

Other income (expense), net was comprised of (in thousands):

	Six months ended June 30,
	2025	2024	Dollar change
Interest income, net	$6,507	$5,079	$1,428
Foreign currency exchange gain (loss), net	1,563	567	$996
Gain on disposal of property and equipment	59	—	$59
Other income	$8,129	$5,646	$2,483

The increase in interest and other income for the six months ended June 30, 2025, is principally attributable to higher interest rates on marketable securities.

Provision for income taxes

For the six months ended June 30, 2025, we recorded a provision for income taxes of $2.0 million, primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which will be recognized as taxable NCTI. For the six months ended June 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of June 30, 2025, we had $295.5 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $404.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

We will pay to the Jefferies cash commissions of up to 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. To date through June 30, 2025, 2,612,514 shares have been sold pursuant to the ATM Program.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(80,212)	$(65,932)
Investing activities	(74,905)	(51,305)
Financing activities	379	98,269
Net decrease in cash, cash equivalents and restricted cash	$(154,738)	$(18,968)

Operating activities

Net cash used in operating activities of $80.2 million during the six months ended June 30, 2025, was attributable to decreases in our working capital of $20.4 million and a decrease in deferred revenue of $106.9 million, partially offset by our net income of $34.6 million. The decreases in working capital accounts and deferred revenue were partially off-set by non-cash charges of $12.5 million, principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $65.9 million during the six months ended June 30, 2024 was attributable to our net loss of $62.3 million and decreases in our working capital of $6.8 million, partially off-set by non-cash charges of $12.2 million, principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $74.9 million during the six months ended June 30, 2025 was primarily attributable to purchases of marketable securities of $157.0 million and purchases of property and equipment of $3.3 million, partially offset by proceeds from the maturity of marketable securities of $85.4 million.

Cash used in investing activities of $51.3 million during the six months ended June 30, 2024 was primarily attributable to proceeds from the maturity of marketable securities of $82.1 million, offset by purchases of marketable securities of $130.0 million and purchases of property and equipment of $3.4 million.

Financing activities

Cash provided by financing activities of $0.4 million for the six months ended June 30, 2025 was primarily due to the proceeds of purchases from the 2021 ESPP.

Net cash provided by financing activities of $98.3 million for the six months ended June 30, 2024 was primarily due to the net proceeds from our Offering of $96.4 million.

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

Contractual obligations and commitments

During the three months ended June 30, 2025, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 20, 2025.

Emerging growth and smaller reporting company status

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $836.0 million of gross proceeds from such transactions. As of June 30, 2025, our cash, cash equivalents, restricted cash and marketable securities were $295.5 million. We have incurred significant operating losses since our inception, and we had an accumulated deficit of $404.0 million as of June 30, 2025. For the six months ended June 30, 2025, we reported net income of $34.6 million. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial for MRT-6160, our MGD candidate targeting VAV1 for immune-mediated conditions and, if applicable, co-fund any global clinical development of Phase 3 onward;
•
finalize our Phase 1 clinical trial for MRT-8102, our NEK7-directed MGD being developed for the treatment of inflammatory conditions driven by the NLRP3 inflammasome, IL-1β, and IL-6;
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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than MRT-2359, which is being evaluated in an ongoing clinical trial, MRT-6160 and MRT-8102, both of which are being evaluated in Phase 1 single ascending dose/multiple ascending dose studies, we are currently selecting lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

•
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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

All of our pipeline programs other than MRT-2359, MRT-6160 and MRT-8102 are currently in preclinical development. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we raised in our IPO. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Medicines Agency, or EMA. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of a new drug application, or NDA, from the FDA, or in the European Economic Area, until we receive approval of a marketing authorization application, or an MAA, from the European Commission, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive, and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

Significant economic, trade, regulatory, or geopolitical developments are difficult to predict and may have a material effect on us. The U.S. recently imposed tariffs on virtually all imports to the U.S. and significantly higher reciprocal tariffs applicable to imports from many countries, certain of which reciprocal tariffs were subsequently temporarily paused. If tariffs are broadly imposed it could lead to additional corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. Political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, or new legislative and/or regulatory developments, could have a material adverse effect on our financial condition or results of operations. Until we know how such changes may impact our business and the business of our competitors, suppliers and other parties we work with over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Monte Rosa Therapeutics, Inc.

Date: August 7, 2025	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)