Form 10-Q
period 2025-09-30
Monte Rosa Therapeutics, Inc.
filed 2025-11-06
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 65,117,761 shares of common stock, $0.0001 per share, outstanding.

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
•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and any future clinical trials, including our clinical trials for our GSPT1-directed MGD MRT-2359, VAV1-directed MGD MRT-6160 and NEK7 directed MGD MRT-8102, including statements regarding the nature of or the timing for when any results of any clinical trials will become available;
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
•
the potential benefits of strategic collaborations and our ability to enter into strategic collaborations with third parties who have the expertise to enable us to further develop our biological targets, product candidates and discovery engine technologies, including our agreements with Novartis AG, or Novartis, for MRT-6160 and other discovery programs and our agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel referred herein as Roche;
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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$208,343	$224,254
Marketable securities	182,915	147,895
Other receivables	4,965	173
Prepaid expenses and other current assets	5,594	5,118
Total current assets	401,817	377,440
Property and equipment, net	27,598	29,483
Operating lease right-of-use assets	25,065	26,831
Restricted cash	4,950	4,863
Other long-term assets	411	115
Total assets	$459,841	$438,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,509	$17,215
Accrued expenses and other current liabilities	17,902	18,785
Current deferred revenue	24,791	117,232
Current portion of operating lease liability	4,241	3,714
Total current liabilities	61,443	156,946
Deferred revenue, net of current	111,894	16,147
Defined benefit plan liability	4,740	3,702
Operating lease liability, net of current	35,927	39,001
Total liabilities	214,004	215,796
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 61,790,239 and 61,507,446 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	680,157	664,874
Accumulated other comprehensive loss	(3,247)	(3,356)
Accumulated deficit	(431,079)	(438,588)
Total stockholders’ equity	245,837	222,936
Total liabilities and stockholders’ equity	$459,841	$438,732

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Collaboration revenue	$12,768	$9,216	$120,891	$14,975
Operating expenses:
Research and development	36,678	27,616	99,521	82,697
General and administrative	9,065	8,127	25,863	26,394
Total operating expenses	45,743	35,743	125,384	109,091
Loss from operations	(32,975)	(26,527)	(4,493)	(94,116)
Other income:
Interest income	2,746	2,892	9,253	7,971
Foreign currency exchange (loss) gain, net	(29)	(153)	1,534	414
Gain on disposal of property and equipment	—	—	59	—
Total other income	2,717	2,739	10,846	8,385
Net (loss) income before income taxes	(30,258)	(23,788)	6,353	(85,731)
Income tax benefit (provision)	3,177	(71)	1,156	(406)
Net (loss) income	$(27,081)	$(23,859)	$7,509	$(86,137)
Comprehensive (loss) income:
Provision for pension benefit obligation	53	37	154	107
Unrealized gain (loss) on available-for-sale securities	73	311	(45)	295
Comprehensive (loss) income	$(26,955)	$(23,511)	$7,618	$(85,735)
(Loss) earnings per share:
Basic	$(0.33)	$(0.29)	$0.09	$(1.21)
Diluted	$(0.33)	$(0.29)	$0.09	$(1.21)
Weighted average number of shares outstanding:
Basic	82,397,753	82,011,670	82,245,324	71,173,647
Diluted	82,397,753	82,011,670	82,942,723	71,173,647

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2025	61,507,446	$6	664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	2,375	—	14	—	—	14
Provision for pension benefit obligation	—	—	—	48	—	48
Stock-based compensation expense	—	—	5,298	—	—	5,298
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)
Net income	—	—	—	—	46,885	46,885
Balance—March 31, 2025	61,509,821	$6	$670,186	$(3,329)	$(391,703)	$275,160
Restricted common stock vesting	112,159	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	53	—	53
Stock-based compensation expense	—	—	4,894	—	—	4,894
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	(97)
Issuance of shares under employee stock purchase plan	95,369	—	365	—	—	365
Net loss	—	—	—	—	(12,295)	(12,295)
Balance—June 30, 2025	61,717,349	$6	$675,445	$(3,373)	$(403,998)	$268,080
Exercise of common stock options	72,890	—	348	—	—	348
Provision for pension benefit obligation	—	—	—	53	—	53
Stock-based compensation expense	—	—	4,364	—	—	4,364
Unrealized gain on available-for-sale securities	—	—	—	73	—	73
Net loss	—	—	—	—	(27,081)	(27,081)
Balance—September 30, 2025	61,790,239	$6	$680,157	$(3,247)	$(431,079)	$245,837

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

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$7,509	$(86,137)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	14,556	13,657
Depreciation	6,268	6,060
Net accretion of discounts/premiums on marketable securities	(2,232)	(2,252)
Gain on disposal of property and equipment	(59)	—
Changes in operating assets and liabilities
Other receivables	(4,792)	(90)
Prepaid expenses and other assets	(772)	(4,940)
Accounts payable	(3,096)	(7,056)
Accrued expenses and other current liabilities	(883)	487
Defined benefit plan liability	1,192	217
Right-of-use assets and operating lease liabilities	(781)	(897)
Deferred revenue	3,306	(5,975)
Net cash provided by (used in) operating activities	$20,216	$(86,926)
Cash flows from investing activities:
Purchases of property and equipment	(3,933)	(3,805)
Purchases of marketable securities	(223,016)	(162,400)
Proceeds from maturities of marketable securities	190,182	152,649
Net cash used in investing activities	$(36,767)	$(13,556)
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount of $29	—	944
Proceeds from underwritten public offering, net of underwriter's discount of $3,000	—	47,001
Proceeds from the issuance of pre-funded warrants	—	50,000
Payment of common stock and pre-funded warrant issuance costs	—	(641)
Proceeds from exercise of employee stock options	362	682
Proceeds from employee stock purchase plan	365	298
Net cash provided by financing activities	$727	$98,284
Net decrease in cash, cash equivalents and restricted cash	$(15,824)	$(2,198)
Cash, cash equivalents and restricted cash—beginning of period	229,117	132,681
Cash, cash equivalents and restricted cash—end of period	$213,293	$130,483
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$208,343	$125,575
Restricted cash	4,950	4,908
Total cash, cash equivalents and restricted cash	$213,293	$130,483
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$439	$131

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

As of September 30, 2025, the Company had an accumulated deficit of $431.1 million. The Company has incurred losses and negative cash flows from operations since inception. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $391.3 million as of September 30, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the third quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, pre-clinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$207,756	$—	$—	$207,756
Pension plan assets	—	10,956	—	10,956
Corporate debt securities	—	85,550	—	85,550
U.S Treasury securities	—	97,365	—	97,365
Total assets measured at fair value	$207,756	$193,871	$—	$401,627

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$223,657	$—	$—	$223,657
Pension plan assets	—	9,413	—	9,413
Corporate debt securities	—	63,758	—	63,758
U.S Treasury securities	—	84,137	—	84,137
Total assets measured at fair value	$223,657	$157,308	$—	$380,965

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2025 and 2024.

4. Marketable securities

Marketable securities as of September 30, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$85,501	$51	$(2)	85,550
U.S Treasury securities	97,342	25	(2)	97,365
Total	$182,843	$76	$(4)	$182,915

Marketable securities as of December 31, 2024 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$63,710	$56	$(8)	63,758
U.S Treasury securities	84,068	75	(6)	84,137
Total	$147,778	$131	$(14)	$147,895

As of September 30, 2025, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive loss in equity on the accompanying condensed consolidated balance sheet. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the nine months ended September 30, 2025 and 2024 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$26,782	$25,041
Computer hardware and software	1,376	1,256
Furniture and fixtures	1,310	1,099
Leasehold improvements	23,640	22,387
Construction in process	14	64
Total property and equipment, at cost	$53,122	$49,847
Less: accumulated depreciation	(25,524)	(20,364)
Property and equipment, net	$27,598	$29,483

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Depreciation expense	$2,095	$2,103	$6,268	$6,060

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation and benefits	$7,260	$8,220
Accrued research and development	8,989	7,211
Other	1,653	3,354
Total accrued expenses and other current liabilities	$17,902	$18,785

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of September 30, 2025.

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

The components of lease expense for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,654	$1,609	$4,910	$4,859
Variable lease expense	745	912	1,877	3,043
Total lease expense	$2,399	$2,521	$6,787	$7,902

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$2,028	$2,099	$5,714	$6,596
General and administrative	371	422	1,073	1,306
Total lease expense	$2,399	$2,521	$6,787	$7,902

Short-term lease costs for the nine months ended September 30, 2025 and 2024 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years)	7.0	7.7
Weighted average discount rate	9.8%	9.8%

Supplemental cash flow and other information relating to the Company's leases for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$—	$—	$—	$108
Cash paid for amounts included in the measurement of lease liabilities	$963	$953	$2,818	$2,325
Amortization of ROU assets	$637	$578	$1,827	$1,589

Future minimum lease payments under non-cancelable leases as of September 30, 2025 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remainder of 2025	$1,948
2026	8,005
2027	7,685
2028	7,360
2029	7,581
Thereafter	23,443
Total undiscounted minimum lease payments	56,022
Less: Imputed interest	(15,854)
Total operating lease liability	$40,168

8. Commitments and contingencies

Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of September 30, 2025, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

9. Collaboration and license agreements

Roche Collaboration and License Agreement

Description

In October 2023, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement, or the Roche Agreement, with F. Hoffman-La Roche Ltd. and Hoffman-La Roche Inc., or Roche. Pursuant to the Roche Agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery engine for an initial set of targets in oncology and neuroscience selected by Roche, wherein a certain number of targets selected by Roche are subject to replacement rights owned by Roche. The Company will lead pre-clinical discovery and research activities with Roche leading late pre-clinical and clinical development activities.

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

To date through September 30, 2025, the Company has received $9.0 million related to Roche's decision to pay preclinical milestones and $3.0 million related to Roche's decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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
•
Option rights to replace targets: The transaction price allocated to the replacement option rights, which are considered material rights, is deferred until the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target. Upon Roche's exercise of a replacement option right, the Company will recognize the portion of the transaction price allocated using the input method described above. Any payments made to exercise replacement option rights will be added to the allocated value and recognized as the related services are performed.

To date through September 30, 2025, $44.9 million related to the Roche Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss and the remaining $17.1 million of the upfront payment and subsequent milestone and replacement target payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheet.

The following table summarizes the deferred revenue amounts allocated to performance obligations (in thousands):

	September 30,	December 31,
	2025	2024
Roche Agreement performance obligations
Research and development of initial targets	$8,521	$19,395
Research and development for replacement targets	8,596	5,622
Total Roche Agreement deferred revenue	$17,117	$25,017

The Company expects that the remaining deferred revenue for the initial targets will be recognized within 24 months. The Company expects that deferred revenue related to replacement targets will be recognized within 36 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

2024 Novartis License Agreement

Description

In October 2024, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a license agreement with Novartis, or the 2024 Novartis Agreement. Pursuant to the 2024 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. The Company was responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

Pricing

In December 2024, the Company received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, the Company is entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestones payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, in such case, sales in the U.S. would be entitled to the potential sales milestones payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Company and Novartis.

Accounting

The goods and services that the Company was obligated to deliver and perform (the License and Licensor Clinical Trial) were accounted for under ASC 606 as they represented a transaction with a customer.

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

The revenue the Company recognized associated with the combined performance obligation was recognized over time using a cost-based input methodology. The transfer of control occurred over the course of the Licensor Clinical Trial promise and, in management’s judgment, was the best measure of progress towards satisfying the combined performance obligation.

As of September 30, 2025, the total transaction price of $150.0 million plus $1.2 million of incremental cost reimbursements related to the Novartis Agreement, of which the Company has concluded represents a contract modification, has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income.

2025 Novartis License Agreement

Description

In September 2025, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one immunology and inflammation, or I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from the Company’s growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by the Company; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, the Company will apply its proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

Pricing

In September 2025, the Company received a $120.0 million non-refundable upfront payment from Novartis. Pursuant to the 2025 Novartis Agreement, the Company is entitled to receive from Novartis payments to maintain the Options totaling up to $60.0 million, and is eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestones payments up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. The Company will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

Accounting

The goods and services that the Company is obligated to deliver and perform under the 2025 Novartis Agreement will be accounted for under ASC 606 as they represent a transaction with a customer.

The Company has concluded that the transaction price at inception is $180 million, which consists of the $120 million upfront payment and $60 million of option maintenance payments due over the course of the contract term. The Company has identified the following performance obligations in the contract:

•
License and research services for an immunology target
•
Research services for certain immunology targets to support the Immunology License Options
•
Material Right First Immunology License Option
•
Material Right Second Immunology License Option

The total transaction price of the 2025 Novartis Agreement is allocated to the performance obligations based on their relative standalone selling prices. The Company developed the standalone selling price for each performance obligation identified in the Novartis Agreement by determining the total estimated costs to fulfill each performance obligation with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The standalone selling price of performance obligations related to license and research services were determined using a cost-plus margin approach. The standalone selling price related to material rights for immunology license options were determined by benchmarking to comparable transactions, probability adjusted for the likelihood of exercise.

The allocated transaction price is recognized as revenue from collaboration agreements in one of two ways:

•
License and research services for immunology targets: The Company recognizes the portion of the transaction price allocated to each of the research performance obligations as the research services are provided, using an input method, in proportion to costs incurred to date for each research development target as compared to total costs incurred and expected to be incurred in the future to satisfy the underlying obligation related to said research services. The transfer of control occurs over this period and, in management’s judgment, is the best measure of progress towards satisfying the performance obligation.

•
Material option rights: The transaction price allocated to the options rights, which are considered material rights, is deferred until the period that Novartis elects to exercise its option right to license and commercialize the underlying immunology program. The Company will recognize the portion of the transaction price allocated to the option rights upon exercise.

To date through September 30, 2025, $0.4 million of revenue related to the 2025 Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income. The remaining $119.6 million has been recorded as deferred revenue on the condensed consolidated balance sheets, with $18.4 million included in current liabilities related to performance obligations expected to be completed within 12 months from September 30, 2025 and $101.2 million included in non-current liabilities related to performance obligations expected to be completed later than 12 months from September 30, 2025.

The following table summarizes the transaction price allocated to performance obligations (in thousands):

September 30,
2025
2025 Novartis Agreement performance obligations
License and research services for named immunology target	$7,077
Research services to support immunology license options	86,962
Material right - first immunology license option	49,091
Material right - second immunology license option	36,439
Total unearned amount of transaction price	$179,569

The Company expects that that the remaining deferred revenue for the license and research services for a named immunology target and research services for two additional immunology targets to be recognized within 60 months. The deferred revenue related to material right license options will be recognized when Novartis exercises such options rights or at the expiration of the option rights. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations related to research services.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of September 30, 2025.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 61,790,239 shares were issued and outstanding as of September 30, 2025.

Additionally, the Company has issued pre-funded warrants to purchase 20,638,924 shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of September 30, 2025.

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

As of September 30, 2025 and December 31, 2024, the Company has reserved the following shares of common stock for the exercise of stock options, vesting of restricted stock and pre-funded warrants:

	September 30, 2025	December 31, 2024
Options to purchase common stock	14,943,250	11,589,269
Unvested restricted common stock units	774,675	112,159
Pre-funded warrants	20,638,924	20,638,924
	36,356,849	32,340,352

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

At-the-market offering

In July 2022, the Company entered into a sales agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company may offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. The Company had a prospectus for $100 million pursuant to which it could sell shares through July 2025, and has a prospectus for $150 million, pursuant to which it may sell shares through March 2028. The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the nine months ended September 30, 2025, the Company did not sell shares under the Sales Agreement. During the nine months ended September 30, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, respectively, or aggregate net proceeds of $0.9 million, after deducting sales agent discounts, commissions, and other offering costs. See Note 16, Subsequent Events, for information regarding shares sold under the Sales Agreement subsequent to September 30, 2025.

11. Stock-based compensation

2020 Stock incentive plan

The Company’s 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2025 the number of shares available under the 2021 Plan automatically increased by 3,075,372 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2025, 2,097,616 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2025 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of September 30, 2025, 1,780,308 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Granted	3,839,450	6.90
Exercised	(75,265)	4.81
Forfeited	(410,204)	7.96
Outstanding—September 30, 2025	14,943,250	$7.81	7.2	$15,762
Vested or expected to vest—September 30, 2025	14,943,250	$7.81	7.2	$15,762
Exercisable—September 30, 2025	8,475,663	$8.57	6.0	$10,616

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

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2024	112,159	$7.55
Granted	795,325	$7.02
Vested	(112,159)	$7.55
Forfeited	(20,650)	$7.11
Unvested restricted stock units as of September 30, 2025	774,675	$7.02

The aggregate fair value of restricted stock units that vested during each of the nine months ended September 30, 2025 and 2024 was $0.5 million. The weighted average grant date fair value RSUs that vested during each of the nine months ended September 30, 2025 and 2024 was $7.55 and $8.42, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$2,460	$2,613	$8,500	$7,928
General and administrative	1,904	1,669	6,056	5,729
Total stock-based compensation expense	$4,364	$4,282	$14,556	$13,657

As of September 30, 2025 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $28.3 million and $4.4 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.5 years and 3.3 years, respectively.

12. Income taxes

The following table summarizes the income tax benefit (provision) recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income tax benefit (provision)	$3,177	$(71)	$1,156	$(406)

For the three months ended September 30, 2025, the income tax benefit is primarily related to the enactment of the “One Big Beautiful Bill Act”, or OBBBA. On July 4, 2025, H.R. 1, the OBBBA, was signed into law. The modification to IRC Sec. 174 included in OBBBA allows the deduction of domestic based research and development expenses in the period in which they are incurred which reduced the taxable income which was being generated from the $150 million upfront payment for the 2024 Novartis Agreement. In accordance with U.S. GAAP, the Company has accounted for the tax effects of changes in tax law in the period of enactment. As a result of these factors, in the third quarter of 2025, the Company has reduced its provision for income taxes by $3.2 million. For the nine months ended September 30, 2025 the tax benefit of $1.2 million is primarily related to the requirement of carrying back the Research and Development credit generated in tax year 2025 to the tax liability of 2024.

For the three and nine months ended September 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

The Company continues to maintain a full valuation allowance against all of its deferred tax assets. The Company has evaluated the positive and negative evidence involving its ability to realize its deferred tax assets. The Company has considered its history of cumulative net losses incurred since inception and its lack of any commercial products. The Company has concluded that it is more likely than not that it will not realize the benefits of its deferred tax assets. The Company reevaluates the positive and negative evidence at each reporting period.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(27,081)	$(23,859)	$7,509	$(86,137)
Basic weighted average shares outstanding	82,397,753	82,011,670	82,245,324	71,173,647
Effect of potentially dilutive securities:
Stock options to purchase common stock	—	—	649,847	—
Restricted stock units	—	—	47,552	—
Diluted weighted average shares outstanding	82,397,753	82,011,670	82,942,723	71,173,647

Basic net (loss) earnings per share	$(0.33)	$(0.29)	$0.09	$(1.21)
Diluted net (loss) earnings per share	$(0.33)	$(0.29)	$0.09	$(1.21)

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net (loss) earnings per common share, as their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Stock options to purchase common stock	14,943,250	11,591,425	14,293,403	11,591,425
Restricted stock awards	—	624	—	624
Restricted stock units	774,675	112,159	727,123	112,159

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Pension expense	$463	$279	$1,306	$822

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Defined contribution expense	$201	$164	$830	$701

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

The Company's reportable segment net revenues and loss (income) for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$12,768	$9,216	$120,891	$14,975
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	2,176	2,434	6,363	9,357
MRT-6160	1,444	1,914	6,902	6,468
MRT-8102	7,307	2,053	10,388	4,849
Other development and discovery programs	6,288	3,898	17,216	10,553
Personnel expense	10,889	9,862	33,999	29,585
Overhead and administrative expense	8,574	7,455	24,653	21,885
General and administrative expenses:
Personnel expense	5,696	5,702	16,854	16,443
Professional services	1,619	572	4,147	3,850
Facility costs and other expense	1,750	1,853	4,862	6,101
Interest and other income, net	2,717	2,739	10,846	8,385
Income tax benefit (provision)	3,177	(71)	1,156	(406)
Net (loss) income	$(27,081)	$(23,859)	$7,509	$(86,137)

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the U.S. and Switzerland with 29% of the assets held in Switzerland. All of the Company's revenue has been generated in Switzerland.

16. Subsequent Events

During October 2025, the Company sold 2,955,082 shares of common stock under the Sales Agreement for aggregate gross proceeds of $25.0 million, or aggregate net proceeds of $23.9 million, after deducting sales agent discounts, commissions, and other offering costs.

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

In September 2025, our wholly-owned subsidiary Monte Rosa Therapeutics AG entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and together with the programs, the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, and together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. From our inception through the date hereof, there have been aggregate inflows of $836.0 million of gross proceeds from such transactions. Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. For the nine months ended September 30, 2025, we reported net income of $7.5 million. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. As of September 30, 2025, we had an accumulated deficit of $431.1 million and $396.2 million in cash, cash equivalents, restricted cash and marketable securities, which includes a $120.0 million non-refundable upfront payment we received from Novartis in September 2025 pursuant to the 2025 Novartis Agreement. We also received $9.7 million from Novartis for value added taxes related to the transaction, which is included in our accounts payable balance as of September 30, 2025 and is expected to be remitted to the Swiss government in the fourth quarter of 2025. Subsequent to September 30, 2025, we sold 2,955,082 shares of common stock under the Sales Agreement for aggregate gross proceeds of $25.0 million, respectively, or aggregate net proceeds of $23.9 million, after deducting sales agent discounts, commissions, and other offering costs. We anticipate that our proceeds from sales of our common stock in “at-the-market” offerings, other offerings and collaboration agreements, together with existing cash, cash equivalents, restricted cash and marketable securities, supports our cash runway through 2028.

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

Results of operations for the three months ended September 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three months ended September 30,
	2025	2024	Dollar change
Collaboration revenue	$12,768	$9,216	$3,552
Operating expenses:
Research and development	$36,678	$27,616	$9,062
General and administrative	9,065	8,127	938
Total operating expenses	45,743	35,743	10,000
Loss from operations	(32,975)	(26,527)	(6,448)
Other income	2,717	2,739	(22)
Net loss before income taxes	(30,258)	(23,788)	(6,470)
Income tax benefit (provision)	3,177	(71)	3,248
Net loss	$(27,081)	$(23,859)	$(3,222)

Collaboration revenue

Collaboration revenue of $12.8 million and $9.2 million for the three months ended September 30, 2025 and 2024, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. As of September 30, 2025, $24.8 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of (in thousands):

	Three months ended September 30,
	2025	2024	Dollar change
External research and development expense:
MRT-2359	$2,176	$2,434	$(258)
MRT-6160	1,444	1,914	(470)
MRT-8102	7,307	2,053	5,254
Other development and discovery programs	6,288	3,898	2,390
Personnel expense	10,889	9,862	1,027
Overhead and administrative expense	8,574	7,455	1,119
Total research and development expense	$36,678	$27,616	$9,062

As of September 30, 2025, we had 116 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2024, we had 105 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the the advancement of MRT-8102 into the clinic, continuation of the MRT-2359 clinical study, continued program activities for MRT-6160 in preparation for Phase 2 studies, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the three months ended September 30, 2025 and 2024 included non-cash stock-based compensation expense of $2.5 million and $2.6 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Three months ended September 30,
	2025	2024	Dollar change
Personnel costs	$5,696	$5,702	$(6)
Professional services	1,619	572	1,047
Facility costs and other expense	1,750	1,853	(103)
Total general and administrative expense	$9,065	$8,127	$938

As of September 30, 2025 and 2024, we had 31 and 28 employees engaged in general and administrative activities, respectively.

General and administrative expenses for the three months ended September 30, 2025 and 2024 included non-cash stock-based compensation expense of $1.9 million and $1.7 million, respectively.

Other income

Other income was comprised of (in thousands):

	Three months ended September 30,
	2025	2024	Dollar change
Interest income	$2,746	$2,892	$(146)
Foreign currency exchange loss	(29)	(153)	124
Other income	$2,717	$2,739	$(22)

Other income for the three months ended September 30, 2025,was primarily attributable to interest earned on marketable securities and remained consistent with the three months ended September 30, 2024.

Income tax benefit (provision)

For the three months ended September 30, 2025, the income tax benefit is primarily related to the enactment of the the “One Big Beautiful Bill Act”, or OBBBA. On July 4, 2025, H.R. 1, the OBBBA, was signed into law. The modification to IRC Sec. 174 included in this act allows the deduction of domestic based research and development expenses in the period in which they are incurred which reduced the taxable income which was being generated from the $150 million upfront payment for the 2024 Novartis Agreement. In accordance with U.S. GAAP, we have accounted for the tax effects of changes in tax law in the period of enactment. As a result of these factors, in the third quarter of 2025, we have reduced our provision for income taxes by $3.2 million.

For the three months ended September 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

Results of operations for the nine months ended September 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Nine months ended September 30,
	2025	2024	Dollar change
Collaboration revenue	$120,891	$14,975	$105,916
Operating expenses:
Research and development	99,521	82,697	16,824
General and administrative	25,863	26,394	(531)
Total operating expenses	125,384	109,091	16,293
Loss from operations	(4,493)	(94,116)	89,623
Other income	10,846	8,385	2,461
Net income (loss) before income taxes	$6,353	$(85,731)	$92,084
Income tax benefit (provision)	1,156	(406)	1,562
Net income (loss)	$7,509	$(86,137)	$93,646

Collaboration revenue

Collaboration revenue of $120.9 million and $15.0 million for the nine months ended September 30, 2025 and 2024, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. As of September 30, 2025, $24.8 million was classified as current deferred revenue on the condensed consolidated balance sheet.

Research and development expenses

Research and development expenses were comprised of (in thousands):

	Nine months ended September 30,
	2025	2024	Dollar change
External research and development expense:
MRT-2359	$6,363	$9,357	$(2,994)
MRT-6160	6,902	6,468	434
MRT-8102	10,388	4,849	5,539
Other development and discovery programs	17,216	10,553	6,663
Personnel expense	33,999	29,585	4,414
Overhead and administrative expense	24,653	21,885	2,768
Total research and development expense	$99,521	$82,697	$16,824

As of September 30, 2025, we had 116 employees engaged in research and development activities in our facilities in the U.S. and Switzerland. As of September 30, 2024, we had 105 research and development employees in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the advancement of MRT-8102 into the clinic, the continuation of the MRT-2359 clinical study, continued program activities for MRT-6160 in preparation for Phase 2 studies, the progression of our preclinical pipeline including research performed for our collaboration with Roche, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the nine months ended September 30, 2025 and 2024 included non-cash stock-based compensation expense of $8.5 million and $7.9 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Nine months ended September 30,
	2025	2024	Dollar change
Personnel costs	$16,854	$16,443	$411
Professional services	4,147	3,850	297
Facility costs and other expenses	4,862	6,101	(1,239)
Total general and administrative expenses	$25,863	$26,394	$(531)

As of September 30, 2025 and 2024, we had 31 and 28 employees engaged in general and administrative activities, respectively. General and administrative expenses for the nine months ended September 30, 2025 and 2024 included non-cash stock-based compensation expense of $6.1 million and $5.7 million, respectively.

Other income

Other income was comprised of (in thousands):

	Nine months ended September 30,
	2025	2024	Dollar change
Interest income	$9,253	$7,971	$1,282
Foreign currency exchange gain	1,534	414	1,120
Gain on disposal of property and equipment	59	—	59
Other income	$10,846	$8,385	$2,461

The increase in other income for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is principally attributable to higher marketable securities balances during the nine months ended September 30, 2025 and to fluctuations in currency exchange rates, principally between the U.S. Dollar and Swiss Franc.

Income tax provision (benefit)

For the nine months ended September 30, 2025 the tax benefit of $1.2 million is primarily related to the requirement of carrying back the Research and Development credit generated in tax year 2025 to the tax liability of 2024.

For the nine months ended September 30, 2024, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and the U.S. taxable income generated from the capitalization of research and development expenses.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of September 30, 2025, we had $396.2 million in cash, cash equivalents, restricted cash and marketable securities, which includes a $120.0 million non-refundable upfront payment we received from Novartis in September 2025. We also received from Novartis $9.7 million for value added taxes related to the transaction, which is included in our accounts payable balance as of September 30, 2025 and is expected to be remitted to the Swiss government in the fourth quarter of 2025. We have incurred losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $431.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

We will pay to the Jefferies cash commissions of up to 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement. To date through September 30, 2025, 2,612,514 shares have been sold pursuant to the ATM Program. During October 2025, we sold 2,955,082 shares of common stock under the Sales Agreement for aggregate gross proceeds of $25.0 million, or aggregate net proceeds of $23.9 million, after deducting sales agent discounts, commissions, and other offering costs.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$20,216	$(86,926)
Investing activities	(36,767)	(13,556)
Financing activities	727	98,284
Net decrease in cash, cash equivalents and restricted cash	$(15,824)	$(2,198)

Operating activities

Net cash provided by operating activities of $20.2 million during the nine months ended September 30, 2025, was attributable to our net income of $7.5 million; non-cash charges of $18.5 million, principally with respect to depreciation expense and stock-based compensation; and an increase in deferred revenue of $3.3 million. This was partially offset by decreases in our working capital of $9.1 million.

Net cash used in operating activities of $86.9 million during the nine months ended September 30, 2024 was attributable to our net loss of $86.1 million and decreases in our working capital of $18.3 million, partially off-set by non-cash charges of $17.5 million, principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $36.8 million during the nine months ended September 30, 2025 was primarily attributable to purchases of marketable securities of $223.0 million and purchases of property and equipment of $3.9 million, partially offset by proceeds from the maturity of marketable securities of $190.2 million.

Cash used in investing activities of $13.6 million during the nine months ended September 30, 2024 was primarily attributable to proceeds from the maturity of marketable securities of $152.6 million, offset by purchases of marketable securities of $162.4 million and purchases of property and equipment of $3.8 million.

Financing activities

Cash provided by financing activities of $0.7 million for the nine months ended September 30, 2025 was primarily due to the proceeds from purchases from the 2021 ESPP and to the exercise of employee stock options.

Net cash provided by financing activities of $98.3 million for the nine months ended September 30, 2024 was primarily due to the net proceeds from our Offering of $96.4 million.

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

There have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Annual Report, and our revenues related to the 2025 Novartis Agreement are accounted for consistent with the revenue recognition policy described therein.

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

Contractual obligations and commitments

In September 2025, we entered into the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for the First Licensed Program and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program. Under the Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement.

In September 2025, we received a $120.0 million non-refundable upfront payment from Novartis. Pursuant to the 2025 Novartis Agreement, we are entitled to receive from Novartis payments to maintain the Options totaling up to $60.0 million, and are eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestones payments up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. We will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

During the three months ended September 30, 2025, there have been no other material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 20, 2025.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2025, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $836.0 million of gross proceeds from such transactions. As of September 30, 2025, our cash, cash equivalents, restricted cash and marketable securities were $396.2 million. We have incurred significant operating losses since our inception, and we had an accumulated deficit of $431.1 million as of September 30, 2025. For the nine months ended September 30, 2025, we reported net income of $7.5 million. For the years ended December 31, 2024 and 2023, we reported net losses of $72.7 million and $135.4 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the past decade, the U.S. government shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown.

If a prolonged government shutdown occurs, or a widespread freeze on federal funding [continues or] occurs in the future, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2025, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

10.1†*	Collaboration, Option, and License Agreement between Monte Rosa Therapeutics AG and Novartis Pharma AG, dates as of September 13, 2025.
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

Monte Rosa Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)