Form 10-K
period 2025-12-31
Monte Rosa Therapeutics, Inc.
filed 2026-03-17
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on NASDAQ on June 30, 2025, was $212 million.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2026, was 80,015,667.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359, our VAV1-directed MGD MRT-6160, our NEK7-directed MGDs, including MRT-8102, and our CDK2 and CCNE1 MGDs;
•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and any future clinical trials, including our clinical trials for our GSPT1-directed MGD MRT-2359, our NEK7 directed MGD MRT-8102, and for our out-licensed VAV1 directed MGD MRT-6160, including statements regarding the nature of or the timing for when any results of any clinical trials will become available;
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
•
our plans to submit Investigational New Drug, or IND, applications to the U.S. Food and Drug Administration, or the FDA, for current and future product candidates;
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
•
estimates of our future expenses, revenues, capital requirements, and our needs for additional capital;

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
•
We are very early in our development efforts. Several of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company developing a portfolio of novel and proprietary molecular glue degraders, or MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically relevant proteins, in effect editing the human proteome. MGDs function by inducing the engagement of an E3 ligase, such as cereblon, with defined structural features on surfaces of target proteins. These target proteins are also referred to as neosubstrates. The E3 ligase then tags the target protein for degradation by adding a molecular mark known as ubiquitin. We believe our MGDs provide significant advantages over existing therapeutic modalities, including other protein degradation approaches.

We have developed a proprietary and industry leading discovery engine, called QuEENTM (an abbreviation for “Quantitative and Engineered Elimination of Neosubstrates”) to enable our unique target-centric MGD discovery and development approach and our rational design of MGD product candidates.

To date, our QuEENTM discovery engine has identified numerous proteins for potential targeting by our MGDs, including those targeted by product candidates in our pipeline. We combine our artificial intelligence or “AI” / machine learning or “ML” engines with multiple proprietary experimental tools to identify therapeutically relevant target proteins amenable to degradation by our MGDs. We are continuously increasing our understanding of how MGDs function and we are using this understanding to develop design principles for the engineering of new MGDs. This growing expertise manifests in our expanding MGD library as well as our discovery and development pipeline. Using our insights, knowhow, and technology platform we have generated a library of MGDs that forms the basis for our MGD programs. At present, our library comprises a diverse set of rationally designed small molecules representing more than 1000 unique low molecular weight scaffolds and over 75,000 different MGD molecules. We also use our insights and learnings to continuously update and improve QuEENTM and our MGD library, consistently increasing the power of the discovery engine.

We prioritize our product development to address therapeutic targets backed by strong biological and genetic rationales. We are focused on developing solutions to clinically important indications, including indications in immunology, inflammation, cardiology, oncology, and others. To date, our discovery engine has resulted in three programs in clinical development: MRT-6160, a VAV1-directed MGD for immune-mediated diseases; MRT-8102, a NEK7-directed MGD for inflammatory diseases driven by IL-1β, IL-6, and the NLRP3 inflammasome; and MRT-2359, a GSPT1-directed MGD for metastatic castration resistant prostate cancer (mCRPC).

MRT-6160 is a VAV1-directed MGD being developed for immune-mediated diseases. Our preclinical studies showed that targeted degradation of VAV1 protein via an MGD modulates both T- and B-cell receptor activity. Our VAV1 MGD, MRT-6160, showed promising activity in preclinical models of neurologic and systemic autoimmune and inflammatory diseases and thus we believe has the potential to provide therapeutic benefit in multiple immune-mediated diseases, such as inflammatory bowel disease, rheumatoid arthritis, dermatological disorders, and multiple sclerosis.

In October 2024, we announced a global exclusive development and commercialization license agreement with Novartis under which we granted to Novartis an exclusive license to develop, manufacture, and commercialize VAV1-directed MGDs including MRT-6160, starting with Phase 2 clinical studies. We received from Novartis an upfront payment of $150 million and are eligible to receive up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies and including potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories. We and Novartis also agreed to a net profit and loss sharing arrangement, in which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We are eligible to receive from Novartis potential sales milestone payments and tiered royalties in connection with sales outside of the United States. We were responsible for costs associated with the now completed Phase 1 clinical study and Novartis will be responsible for costs associated with any subsequent clinical studies except for the Phase 3 costs covered by us under the profit and loss sharing agreement.

In March 2025, we announced initial clinical results from our Phase 1 study of MRT-6160, demonstrating deep VAV1 degradation of greater than 90%, significant T and B cell functional inhibition, including profound inhibition of cytokine release from T and B cells ex-vivo, and a generally favorable safety and tolerability profile. We believe these data support a clear path to multiple Phase 2 studies and broad potential applications in immune-mediated diseases. We expect that our collaborator, Novartis, will initiate multiple Phase 2 studies of MRT-6160 in immune-mediated diseases in 2026.

MRT-8102 is a NEK7-directed MGD targeting diseases and inflammatory conditions driven by the NLRP3 inflammasome, IL-1, and IL-6. The NLRP3 inflammasome is a multi-protein complex that serves as a central node for integrating signals from pathogens, damage, and stress, and triggers the production of pro-inflammatory cytokines. Aberrant NLRP3 inflammasome activation and the subsequent release of active interleukin-1β (IL-1β) and interleukin-18 (IL-18) have been implicated in multiple inflammation-driven diseases, including atherosclerotic cardiovascular disease (ASCVD), gout, hidradenitis suppurativa, pericarditis, osteoarthritis, and obesity. NEK7, functioning as a scaffolding protein, facilitates assembly and activation of the NLRP3 inflammasome in a kinase-independent manner, suggesting that degradation of NEK7 with an MGD molecule would be a potentially attractive therapeutic approach to preventing NLRP3 inflammasome activation and associated downstream cytokine production.

In January 2026, we announced positive interim data from an ongoing Phase 1 clinical study (now called GFORCE-1) evaluating MRT-8102. In subjects with elevated cardiovascular disease (CVD) risk, MRT-8102 demonstrated rapid and durable reductions in systemic inflammation. After four weeks of MRT-8102 treatment in subjects with elevated CVD risk, C-reactive protein (CRP) levels were reduced by 85%, and 94% of study participants achieved CRP values below 2 mg/L, a threshold associated with reduced CVD risk. The single ascending dose (SAD) and multiple ascending dose (MAD) cohorts demonstrated deep and sustained NEK7 degradation at doses from 5 mg to 400 mg. A favorable safety profile was observed with mild to moderate adverse events (AEs) and no evidence of increased infection risk.

Our ongoing GFORCE-1 Study of MRT-8102 in subjects with elevated CVD risk has been expanded to multiple dose levels to accelerate development in ASCVD. We anticipate results from this study in H2 2026. We plan to initiate a Phase 2 ASCVD study, GFORCE-2, (in elevated CVD risk patients defined by Stage 3/4 chronic kidney disease and elevated CRP) in H2 2026, a Phase 2 study of MRT-8102 in patients with gout flares, GFORCE-3, in Q4 2026 or Q1 2027, and a Phase 2 study in patients with hidradenitis suppurativa, GFORCE-4, in H1 2027. Furthermore, we expect to submit an IND application for a next-generation NEK7-directed MGD in 2026.

MRT-2359 is an orally bioavailable MGD targeting the translation termination factor protein GSPT1 and is currently in clinical development for potential use in MYC-driven tumors, with a focus on metastatic castration-resistant prostate cancer, or mCRPC. GSPT1 (also known as eRF3a) is a translation termination factor that helps catalyze the termination of protein synthesis, facilitating the release of mRNA and newly synthesized protein from the ribosomal protein synthesis machinery. We have identified GSPT1 as a potential therapeutic vulnerability for MYC-driven cancers, including mCRPC. MRT-2359, our GSPT1-directed MGD, was designed to preferentially affect growth and survival of cancer cells addicted to protein translation, such as those driven by high expression and activity of MYC family transcription factors. Our preclinical studies showed that once-daily oral dosing of MRT-2359 led to potent antitumor activity in MYC-driven cell-line- and patient-derived xenograft models, and pointed to mCRPC as a potential indication for MRT-2359.

In December 2025, we announced positive interim data from an ongoing Phase 1/2 clinical study evaluating MRT-2359 in combination with enzalutamide in heavily pretreated patients with metastatic castration-resistant prostate cancer (mCRPC). We provided further updates from this ongoing clinical study in February 2026, including at the ASCO Genitourinary Cancers Symposium held in San Francisco on February 26-28, 2026. In our February 2026 update we showed that in the subset of mCRPC patients with androgen receptor (AR) mutations, treatment with MRT-2359 in combination with enzalutamide led to a 100% PSA response rate in patients identified as having AR mutations (5 out of 5 patients). In addition, MRT-2359 plus enzalutamide demonstrated a 100% disease control rate in this patient subset, per RECIST criteria, including 2 RECIST partial responses and 3 with stable disease. In total, our study included 15 evaluable patients, including the 5 patients identified as having AR mutations. Across those 15 evaluable patients, the overall disease control rate was 67% (10 of 15), with 10 of 15 patients showing tumor size reductions of target lesions, including the 2 RECIST partial response patients that were also identified as having AR mutations.

Based on the success of our reported Phase 1/2 studies in mCRPC patients, we plan to initiate a Phase 2 study of MRT-2359 in combination with a second-generation AR inhibitor in mCRPC patients with AR mutations, with potential to expand the study into additional patient subsets, including patients naive to 2nd generation AR inhibitors. The study is anticipated to start in 2026.

We are also advancing programs directed at cyclin E1 (CCNE1) and cyclin-dependent kinase 2 (CDK2), key drivers of cell cycle progression in cancer.

Cyclin E1 is a protein that plays a crucial role in the cell cycle, and is a frequently amplified non-enzymatic driver oncogene relevant in multiple solid tumors that has not been druggable by conventional modalities. We believe that our proprietary Cyclin E1 MGDs represent a potential novel therapeutic approach for treatment of such solid tumors by directly and selectively targeting Cyclin E1. We believe our cyclin E1 MGDs could provide a highly differentiated alternative and additional approach to other cell-cycle focused therapeutics currently in development.

We expect to submit an IND application for a cyclin E1-directed MGD in 2026.

Our CDK2-directed MGDs have demonstrated superior selectivity for CDK2 in preclinical models as compared to several clinical-stage small molecule CDK2 ATP-site inhibitors, which we believe will be important to mitigate toxicity limitations reported for CDK2 inhibitors in development. In preclinical models of ER+ breast cancer our CDK2 MGDs reduced tumor burden when added to standard of care therapy. We believe our preclinical data supports further clinical evaluation of our CDK2 MGDs as a potential improvement over current standard of care therapies in ER+ breast cancer, and potentially without the toxicity limitations reported for CDK2 inhibitors currently in development.

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

Key components of our QuEENTM discovery engine are:

•
AI/ML engines: Our focus on protein surface characterization sets us apart, enabling us to identify reprogrammable E3 ligases as well as potential target proteins amenable to our approach. We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and cryoEM, and structures from predicted protein folding. Our proprietary geometric deep learning engine for surface characterization continuously learns from our expanding MGD library, identifying new degrons and surface features (“glueprints”) in targetable proteins across the proteome.
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
•
Proprietary MGD library: We have built a wholly-owned, proprietary, diverse, and continuously growing chemical library of currently over 75,000 MGDs that we have rationally designed based on our growing expertise in molecular glue anatomy and design, our large proteomics and screening databases, and AI/ML algorithms. Library compounds currently represent more than 1000 unique low molecular weight scaffolds with favorable binding affinities for an E3 ubiquitin ligase.

By capturing our insights and experience with the identification of target proteins amenable to our approach as well as the discovery and development of MGDs through QuEENTM, we are constantly increasing the power of our discovery engine.

Our QuEENTM discovery engine continues to generate discovery stage programs targeting therapeutically relevant proteins otherwise considered undruggable or inadequately drugged. We are progressing our discovery stage programs for multiple other undisclosed target proteins. Our focus is on target proteins that have been considered undruggable or insufficiently drugged, that are highly credentialed preclinically or clinically, and that can potentially move quickly into clinical development in indications with high unmet need and substantial commercial potential.

In October 2023, our wholly-owned subsidiary, Monte Rosa Therapeutics AG, or Monte Rosa AG, entered into a strategic collaboration and licensing agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel referred herein as Roche. Pursuant to the License Agreement, the parties will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with each target being subject for a limited time to certain substitution rights owned by Roche. We will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities. Under the terms of the agreement, Monte Rosa received an upfront payment of $50 million, and is eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. We are also eligible to receive tiered percent royalties ranging from high-single-digit to low- teens on any products that are commercialized by Roche as a result of the collaboration.

In September 2025, we and Novartis entered into a collaboration, option, and license agreement, under which Monte Rosa granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one immunology and inflammation, or I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from the Company’s growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by the Company; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, the Company will apply its proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

Under the agreement, the Company received a $120.0 million non-refundable upfront payment from Novartis. The Company is entitled to receive further payments from Novartis to maintain the Options totaling up to $60.0 million, and is also eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments of up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestone payments of up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. The Company will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

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

Our product pipeline

We have leveraged our QuEENTM discovery engine to generate our pipeline of product candidates with the potential to treat a diverse range of diseases through targeted protein degradation. Our current programs are focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged in well-characterized biological pathways across clinical indications in immunology, inflammation, cardiovascular diseases, oncology, and other diseases with high unmet needs. We currently retain exclusive worldwide rights to the programs shown in Figure 1 below, except for MGDs directed against VAV1 including MRT-6160, which we licensed to Novartis in October 2024, and the targets included in the Roche and Novartis relationships.

Figure 1: Monte Rosa Pipeline

Over the next several years, we plan to expand our early-stage product portfolio into our current therapeutic areas of focus and additional therapeutic areas, leveraging the ability of our QuEENTM discovery engine to degrade therapeutically relevant proteins in areas including immunology & inflammation, cardiovascular, metabolic, and genetic diseases.

Our strategy

Our mission is to discover and develop a portfolio of novel small molecule MGDs that selectively eliminate therapeutically relevant proteins. We believe our MGDs have the potential to benefit patients in a broad range of indications with significant unmet medical need. We believe the product candidates identified through our proprietary QuEENTM discovery engine can provide distinct advantages over other modalities, including the ability to address target proteins that have been considered undruggable or inadequately drugged. We intend to fully develop certain programs internally, while also utilizing collaborations to advance programs in areas where we believe that external expertise and financial resources may enable us to more fully realize the therapeutic and commercial potential of a program.

MGDs provide for therapeutic opportunities not constrained by some of the key limitations of conventional small molecule inhibitor drugs. MGDs provide an opportunity to target the vast universe of target proteins without a defined binding pocket, in a highly selective way, due to the diversity of surfaces that can be targeted, resulting in reversible elimination of a target protein. More specifically, because MGDs work by inducing protein-protein interactions between target proteins and an E3 ligase, they do not require a defined binding pocket on the target protein of interest. Thus, MGDs offer a unique opportunity to unlock significant target space and enable us to address target proteins that have been considered undruggable or inadequately drugged. The interaction surfaces we utilize are often not conserved within protein classes and families, allowing us to potentially achieve significant selectivity for our MGD product candidates that we believe is superior to classical small molecule inhibitor drugs. Lastly, we focus on target proteins where experimental evidence suggests that removal of the target is superior to transiently inhibiting it, in particular proteins that have a scaffolding function.

Through our ability to produce potentially highly selective MGDs with fine-tuned speed and depth of degradation, we believe we can generate MGD product candidates with a wide therapeutic window and other therapeutic advantages that may be beneficial in a broad range of indications, including immunology, inflammation, cardiovascular diseases, oncology, metabolic diseases, genetic diseases, and diseases of the central nervous system (CNS). We believe our platform has the capability to produce MGDs suitable for distribution into any tissue, including MGDs designed to be CNS-penetrant.

In immunology and inflammation, we are uniquely able to target highly credentialed immune signaling proteins in pathologically relevant immune pathways. We prioritize target proteins that are validated through preclinical or clinical (including human genetic) evidence. We have shown that we are able to optimize our MGD product candidates to induce deep and selective degradation of immune-pathway relevant proteins. Our precision oncology programs are focused on the elimination of proteins that are highly validated driver oncogenes in cancer cells (“oncogene addiction”), that define a cancer lineage dependence (“lineage addiction”), or that create a vulnerability specific to tumor cells (“synthetic lethality”).

Key elements of our strategy include:

•
Continue to advance our NEK7-directed MGD, MRT-8102, for the treatment of NLRP3/IL-1/IL-6 driven inflammatory diseases through completion of the GFORCE-1 trial in elevated CVD risk subjects and initiate the GFORCE-2 study of MRT-8102 in ASCVD. MRT-8102 is a potent, highly selective, and orally bioavailable investigational MGD that targets NEK7 for the treatment of inflammatory diseases linked to the NLRP3 inflammasome, IL-1, and IL-6 dysregulation. NEK7 has been shown to be required for NLRP3 inflammasome assembly, activation and IL-1β release both in vitro and in vivo. Aberrant NLRP3 inflammasome activation and the subsequent release of active IL-1β and interleukin-18 (IL-18) has been implicated in multiple inflammatory disorders, including ASCVD, gout, hidradenitis suppurativa, osteoarthritis, asthma, neurodegenerative diseases, and metabolic disorders including metabolic dysfunction-associated steatohepatitis (MASH) and obesity. In January 2026, we reported interim results from our Phase 1 study of MRT-8102. In subjects with increased CVD risk, MRT-8102 demonstrated rapid and durable reductions in systemic inflammation. Specifically, after four weeks of MRT-8102 treatment in subjects with elevated CVD risk and high levels of CRP, CRP levels were reduced by 85%, and 94% of study participants achieved CRP values below 2 mg/L, a threshold associated with reduced CVD risk. We expect to initiate a study of MRT-8102 in in elevated CVD risk patients defined by Stage 3/4 chronic kidney disease and elevated CRP in H2 2026, a Phase 2 study of MRT-8102 in patients with gout flares in Q4 2026 or Q1 2027, and a Phase 2 study of MRT-8102 in patients with moderate to severe hidradenitis suppurativa, in H1 2027.
•
Continue to support Novartis's clinical development of our VAV-directed MGD MRT-6160 in immune-mediated disease. Pursuant to our Agreement with Novartis, Novartis will be responsible for all further clinical development and commercialization of MRT-6160. We believe our global license agreement with Novartis will accelerate and broaden the scope of clinical development of MRT-6160 while retaining substantial value for us, including through milestone payments and our share of the US P&L for MRT-6160 provided under our Agreement;
•
Advance our GSPT1-directed MGD program by initiating a signal-confirming Phase 2 study of MRT-2359 in mCRPC patients with AR mutations. In December 2025, we announced positive interim clinical data from our study of MRT-2359 in combination with enzalutamide in heavily pretreated mCRPC patients, including patients with AR mutations. We presented additional positive data at the ASCO Genitourinary Cancers Symposium in February 2026. In mCRPC patients with AR mutations, treatment with MRT-2359 in combination with enzalutamide led to a 100% PSA response rate in all 5 patients identified as having AR mutations. In addition, MRT-2359 plus enzalutamide demonstrated a 100% disease control rate in this patient subset, per RECIST criteria, including 2 RECIST partial responses and 3 with stable disease. In total, our study included 15 evaluable patients, including the 5 patients identified as having AR mutations. Across those 15 evaluable patients, the overall disease control rate was 67% (10 of 15), with 10 of 15 patients showing tumor size reductions of target lesions, including the 2 RECIST partial response patients that were also identified as having AR mutations. We plan to initiate a Phase 2 study of MRT-2359 in combination with a second-generation AR inhibitor in mCRPC patients with AR mutations, with potential to expand the study into additional patient subsets, including patients naive to 2nd generation AR inhibitors. The study is anticipated to start in 2026;
•
Advance our cell cycle program to IND submission. We believe our programs directed at CCNE1 and CDK2, key drivers of cancers with cyclin dependent kinase pathway alterations, have the potential to achieve greater selectivity for the CCNE/CDK2 complex versus conventional CDK ATP-site inhibitors. We also believe they have the potential to provide more sustained pathway inhibition compared to ATP-site inhibitors. We expect to submit an IND application for a cyclin E1-directed MGD in 2026;

•
Continue to advance and develop our pipeline of rationally designed MGDs to transform the treatment of diseases in multiple therapeutic areas including immunology & inflammation, cardiology, and oncology. Through our QuEENTM discovery engine, we have identified a variety of additional degron-containing proteins that are amenable to our approach and are either undruggable or insufficiently drugged and we continue to build MGDs against these proteins. We continue to advance programs in preclinical development, and to identify new degron-containing target proteins as well as MGDs. We will continue to prioritize therapeutically relevant target proteins backed by strong biological and genetic rationale with the goal of producing novel precision medicines;
•
Continue to enhance and expand the capabilities of our QuEENTM discovery engine to unlock the full therapeutic potential of our MGDs in our targeted therapeutic areas. We employ a core set of drug discovery and development principles to guide our target protein selection across various protein classes and therapeutic areas. We are specifically focused on delivering therapies to target proteins that have been considered undruggable or inadequately drugged, and that are situated in preclinically and clinically well-characterized and validated biological pathways;
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
•
Execute our discovery collaboration with Roche in the areas of cancer and neurology. Under the terms of the agreement, Monte Rosa will lead discovery and preclinical activities against multiple select cancer and neurological disease targets to a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development of the compounds. We believe this collaboration will enable and accelerate expansion of our platform into neuroscience and additional areas of oncology; and
•
Execute our collaboration with Novartis for degraders to treat immune-mediated diseases. Under the terms of the agreement, Monte Rosa’s scientists will apply our proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders to be further developed and commercialized by Novartis. Monte Rosa’s publicly disclosed pipeline programs are outside the scope of this agreement.

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

Challenges with druggable vs. undruggable proteins

Traditional small molecule inhibitors target proteins by binding to a pocket on the protein’s surface. The absence of a binding pocket presents a challenge to the discovery and development of traditional small molecule inhibitors. Indeed, many proteins, including key disease-driving proteins such as transcription factors, scaffolding proteins, and enzyme modulators, often lack druggable pockets, making them undruggable by conventional small molecule inhibitor approaches. Other therapeutic modalities that can target such proteins, such as therapeutic antibodies, oligonucleotide-based therapies, and genetic therapies, are limited in their ability to address aberrant protein behavior. Although these therapies have improved patient outcomes, they face challenges in delivery, scalability, and therapeutic application. A summary of characteristics of various therapeutic modalities compared to MGDs is shown in Figure 2.

Figure 2: Characteristics of Therapeutic Modalities, Including MGDs, the Next Generation of Precision Medicine-Based Small Molecule Drugs

Molecular glues: our expanding approach to protein degradation

Protein degradation is one of the body’s natural processes by which proteins are eliminated from human cells through the attachment of a molecular tag, called ubiquitin, to a protein by any of the approximately 600 human E3 ligases, marking the protein for degradation by the proteasome in the cell. Targeted protein degradation can be mediated by two small molecule classes: MGDs and PROTACs (proteolysis-targeting chimeras, also known as heterobifunctional degraders) (illustrated in Figure 4).

We believe our targeted protein degradation approach offers many features that make it an attractive therapeutic modality:

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

Figure 3: Molecular Glue Degraders; Expanding Target Space, Fostering a New Generation of Drugs

Our approach

MGDs are small molecule-based protein degraders designed to modify an E3 ligase’s binding specificity and thus can employ the body’s natural mechanisms of protein destruction to selectively eliminate therapeutically relevant proteins.

Our QuEENTM discovery engine was built for the rational, target-centric discovery of potent and selective MGDs with favorable drug-like properties, thus potentially systematically overcoming common challenges of MGD discovery, as illustrated in Figure 4

Figure 4: QuEENTM is Redefining the Rules of MGD Discovery

We believe our discovery engine has the potential to continue to deliver MGD product candidates, including product candidates that could address target proteins that have been considered undruggable or inadequately drugged, while possessing attractive pharmaceutical properties. As shown in Figure 6, our initial programs utilize cereblon as the E3 ligase system to tag target proteins. Through our generation of data-at-scale, AI/ML platform and proprietary MGD library we have expanded and continue to expand chemical and target space, and have now begun to leverage other E3 ligase systems.

Figure 5: Our Rational Approach to Unleash the Full Potential of MGDs

We have built our discovery engine on the insight that deep knowledge and understanding of features of protein surfaces drives MGD discovery. Surfaces and their unique features, which we call “glueprints”, mediate protein-protein interactions and targeted protein degradation. As shown in Figure 7, interrogating surfaces using geometric deep learning enables us to identify reprogrammable ligases and the matching target protein space, creating broad potential opportunities to eliminate undruggable, disease-driving proteins through “only-in-class” MGDs.

Figure 6: Surface Interactions Drive "Only-in-Class" MGD Designs

E3 ligase
E3 ligase
neosurface
Neosubstrate footprint
MGD footprint

QuEENTM Discovery Engine

We design and develop MGDs in a rational and iterative approach using our industry-leading and dynamic QuEENTM discovery engine, encapsulating our team’s proprietary knowledge and discovery capabilities across biology, chemistry and computational sciences, and from which we are generating our library and pipeline of MGD product candidates. Through our discovery engine, we have built intellectual property that allows us to induce a high degree of surface complementarity between an E3 ligase and a target protein, potentially leading to high potency and selectivity of MGDs for the therapeutically relevant target proteins we select.

The QuEENTM discovery engine was built to support our approach to the discovery and development of MGD product candidates that degrade a wide landscape of therapeutically-relevant target proteins by (i) systematically identifying degrons and other surface features on target proteins that may enable ternary complex formation and consequential degradation initiated by E3 ligases, (ii) understanding how to reprogram the surface of endogenous E3 ligases using small molecule-based MGDs; and (iii) rationally designing MGDs that can be optimized towards high potency and selectivity, with favorable pharmaceutical properties. Our process of degron discovery and MGD design is highly iterative and interdisciplinary. Our quantitative mass-spectrometry-based proteomics and high throughput screening capabilities allow us to screen our library at scale to facilitate our discovery efforts. Powerful AI modeling learns from and guides our high throughput screening and chemo-proteomics, which in turn feed information back to the AI engine, and the accumulated knowledge is used to guide our MGD discovery programs and library expansion. For example, MGD discovery and development for a protein target can pass from degron identification, to MGD hit identification, to in silico improvement, to a round of chemo-proteomics validation, to chemical library alterations and back, until we reach the desired selectivity and degradation.

Our Proprietary MGD library

We discover and develop lead MGDs for degron-containing target proteins by screening our MGD library of currently over 75,000 MGD molecules, and applying proximity screening tools and our chemo-proteomic capabilities in QuEENTM. We continue to expand our highly diverse library of MGDs based on our growing expertise in MGD design, our knowledge of the cereblon-binding surface, and variations in target surface features and degrons. We have developed unique and innovative synthetic chemistry approaches to access over 1,000 scaffolds, each designed to probe three-dimensional structural and chemical property space differently. These scaffolds are being utilized as building blocks to generate our proprietary library of highly diverse compounds. The modular construction of our library allows us to explore different areas of chemical space and follow-up rapidly on hits from our library. Our highly diverse library of MGDs leverages different areas of the cereblon surface to engage diverse degrons and surface features on target proteins. Our library has given rise to multiple series of MGDs for each of the target proteins currently being studied across our disclosed and undisclosed portfolio.

Our AI/ML engine identifies reprogrammable E3 ligases and E3 ligase-accessible target proteins

Our focus on protein surface characterization sets us apart, enabling us to identify reprogrammable E3 ligases as well as potential target proteins amenable to our approach. We have developed sophisticated and proprietary AI-powered algorithms to mine databases of protein sequences and structures, including structures determined from x-ray crystallography and cryoEM, and structures from predicted protein folding. fAIceit – our proprietary geometric deep learning engine for surface characterization - continuously learns from our expanding MGD library, identifying new degrons and surface features (“glueprints”) in targetable proteins across the proteome.

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

Our quantitative proteomics profiling assays for neosubstrate identification and MGD optimization

Utilizing mass-spectrometry-based proteomics, we have developed a suite of unbiased high throughput quantitative profiling assays to assess cellular protein degradation, selectivity of degradation, target ubiquitination, and ternary complex formation. Combined with our end-to-end instrument, automation and computational infrastructure, the platform enables us to screen our library, identify new targets amenable to our approach, and drive our drug discovery programs rapidly from hit identification to development candidate.

Our structural biology platform enables the rational design of our MGDs

Leveraging high-throughput crystallization and cryo-electron microscopy, we have established a robust pipeline for generating high resolution protein structures. We use structural insights derived from these to support the design of our MGD library, rationally optimize our MGDs during lead optimization programs, and validate novel binding modes target proteins that are highly diverse with regards to the protein-protein interface involved.

Our QuEENTM discovery engine has enabled us to discover novel degrons, protein surface features and binding modes, some of which have been published in scientific journals such as Science, dramatically expanding our addressable target space. We have used our AI engine and a rational design approach to discover MGDs that are exquisitely selective, enabling us to potentially eliminate therapeutically relevant target proteins in pathways that are highly relevant for diseases with high unmet need in immunology, inflammation, cardiovascular diseases and oncology as well as other diseases.

QuEENTM expansion

Our QuEENTM discovery engine was originally focused on identifying and developing MGDs that induce the binding of degron-containing neosubstrates to cereblon as a means of targeting them for degradation. Using our established tools, we are expanding the scope of QuEENTM to further grow the cereblon target space, to leverage additional E3 ligases for targeted protein degradation, and to potentially extend the utility of our degraders to target multiple therapeutic targets.

•
Expand chemical space: We are expanding the diversity and the chemical space covered by our MGD library based on our understanding of protein surfaces. Using structure-based design and AI-driven algorithms we have identified more than 1000 unique scaffolds which form the basis of our MGD library of over 75,000 compounds;
•
Activate new E3 ligases: We believe that we will be able to reprogram other E3 ligases through the discovery of ligase specific MGDs as well as specific ligase-accessible degrons, thus enabling us to generate ternary complexes with a further subset of the approximately 600 E3 ligases;
•
Grow target space: We believe expanding degron identification, identification of other protein surface features, E3 ligase activation, and MGD chemical space will unlock previously undruggable proteins for therapeutic intervention;
•
Explore modality expansion: We believe our experience and capabilities enable us to expand the utility of small-molecule based induced-proximity for unique clinical applications.

Our Approach for Immunologic and Inflammatory Diseases

MRT-6160, a highly selective and orally bioavailable VAV1-directed MGD in development for the treatment of immune-mediated diseases

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

There are multiple published studies providing preclinical data supporting VAV1’s potential as an attractive target for attenuating T- and B-cell activity, as shown in Figure 7. Studies report that VAV1 knockout mice are viable and fertile, but display various loss-of-function T- and B-cell phenotypes, and are protected from experimentally induced autoimmune diseases. In addition, it was shown using whole-genome CRISPR screens in primary human T cells that VAV1 plays a key role in T-cell function and that genetic loss of VAV1 confers loss of IL-2 secretion, amongst other functional consequences.

We believe our VAV1-directed MGDs have the potential to modulate both T- and B-cell function as well as the cross talk between these cell types when activated in autoimmune disease. Despite being a preclinically validated target for attenuating T- and B-cell activity, VAV1 has remained undruggable to date using small molecule inhibitor approaches due to the lack of an appropriate binding pocket for small molecule inhibitor design. Therefore, targeting VAV1 with a VAV1-directed MGD and eliminating its activity through protein degradation could provide therapeutic benefits in multiple T- and/or B-cell mediated autoimmune diseases.

Figure 7: VAV1 is a Highly Validated Target for Attenuating T-cell and B-cell Activity

In October 2024, we and Novartis entered into a License Agreement under which we granted to Novartis an exclusive license to develop, manufacture, and commercialize VAV1-directed MGDs including MRT-6160. We were responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. We received from Novartis an upfront payment of $150 million and are eligible to receive up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies and including potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories. We and Novartis also agreed to a net profit and loss sharing arrangement, in which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We are eligible to receive from Novartis potential sales milestone payments in connection with sales outside of the United States, and tiered royalties on sales outside of the United States. Novartis will be responsible for costs associated with any subsequent clinical studies except for the Phase 3 cost covered by us under the profit and loss sharing agreement.

We have demonstrated, in vivo, that once daily oral dosing of MRT-6160 inhibited disease progression in well-established models of multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, and spontaneous autoimmune disease such as systemic lupus erythematosus and Sjogren’s disease, as shown in the Figures and discussion below. We believe the public literature, coupled with our data package, summarized herein, provides strong support for use of a VAV1-directed MGD in a broad range of systemic and CNS autoimmune diseases. Based on this support, we advanced our VAV1 development candidate, MRT-6160 into clinical studies. In August 2024, we announced initiation of our MRT-6160 Phase 1 single ascending dose/multiple ascending dose (SAD/MAD) study. Results from the Phase 1 study are provided herein.

Development of VAV1-directed MGDs

A summary of the VAV1 intracellular signaling pathway is illustrated in Figure 8.

Figure 8: VAV1 is a Key Regulator of T- and B-cell Receptor Activity

VAV1 is an upstream signaling node associated with multiple clinically validated pathways impacting immune cell functions, as shown in Figure 9. These include T cell activation, B cell activation and plasma cell differentiation, Th17 response, and pro-inflammatory cytokine production. Therapies targeting these pathways individually have been approved for multiple autoimmune and inflammatory diseases.

Figure 9: VAV1 is an Upstream Targeting Node Associated with Clinically Validated Pathways

MRT-6160 is a first-in-class molecular glue degrader of VAV1. MRT-6160 forms a strong ternary complex with VAV1 and cereblon through a newly characterized non-canonical degron which was unveiled through application of our QuEENTM discovery engine technologies. The unique character of the VAV1 degron and its interaction with cereblon induced by MRT-6160 result in a high degree of selectivity over commonly degraded neosubstrates and other closely related VAV family proteins. Our studies show that MRT-6160 degrades human VAV1 with a DC50 of 7 nM and Dmax of 97%, is orally bioavailable across species, and displays favorable in vitro ADMET properties. The favorable drug-like profile of MRT-6160 is summarized in Figure 10.

Figure 10: MRT-6160 is a Potent, Selective VAV1 MGD Development Candidate with a Favorable Drug-Like Profile

Degradation of VAV1 in peripheral immune cells was observed following MRT-6160 oral administration. Additionally, MRT-6160 has brain penetrance with anticipated dose dependent degradation of VAV1 in the CNS. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-Ames), hERG activity, CYP inhibition and induction, and broad off-target screening (CEREP panel).

Preclinical 28-day GLP toxicology studies in rats and non-human primates (cynomolgus macaque or cyno) demonstrated a highly favorable profile. The no-observed-adverse-effect-level (NOAEL) was set at the highest doses tested in both species. The exposure at NOAEL for rats was approximately 1000-fold over the projected human efficacious exposure, and the exposure at NOAEL for cynos was approximately 600-fold over the projected human efficacious exposure. In healthy cynos, no adverse immunotoxicity or impact on peripheral immune compartments was observed. There was no observed impact on bone marrow and peripheral hematopoietic cell counts. No gastrointestinal toxicity was observed. Furthermore, there were no off-target effects identified in in-vitro safety profiling, no genotoxicity, no phototoxicity, and no hERG activity.

The potency and selectivity profile of MRT-6160 was evaluated in primary human peripheral mononuclear blood cells (hPBMCs). As shown in Figure 11, left panel, MRT-6160 elicited dose-dependent degradation of VAV1 in primary human T and B cell subsets. As shown in Figure 11, right panel, tandem mass tag (TMT)-global proteomics assessment revealed selective degradation of VAV1 over its closely related family members VAV2 and VAV3 in addition to other proteins expressed in hPBMCs and detectable in the assay.

Figure 11: MRT-6160 Selectively Degraded VAV1 in Primary Human Immune Cells

MRT-6160 was further characterized for anticipated on-target pharmacodynamic and functional activity in primary human T and B cells. As shown in Figure 12, in primary human T cells (top panel), VAV1 degradation by MRT-6160 resulted in inhibition of TCR-mediated pharmacodynamic (CD69) and functional activity (IL-2 secretion and proliferation). In primary human B cells (bottom panel), VAV1 degradation by MRT-6160 resulted in inhibition of BCR-mediated pharmacodynamic (CD69) and functional activity (IL-6 and soluble IgG secretion) demonstrating expected on-target activity in disease-relevant cell types.

Figure 12: VAV1 degradation by MRT-6160 Resulted in Inhibition of T- and B-cell Receptor Signaling and Activity

In vivo validation of VAV1 MGD MRT-6160

MRT-6160 was evaluated in various well-established T- as well as T- and B-cell mediated in vivo models of autoimmune disease. In a T-cell-mediated experimental autoimmune encephalomyelitis (EAE) model of multiple sclerosis (Figure 13, left panel), daily oral dosing of MRT-6160 following disease onset inhibited disease progression in a dose-dependent manner comparable to that of supratherapeutic doses of dexamethasone, a corticosteroid used broadly in autoimmune disease. After 6 days of dosing, samples from mice were assessed by western blot for murine (m) VAV1 levels in diseased tissue. Shown in the right panel of Figure 13, MRT-6160 induced dose-dependent degradation of mVAV1 commensurate with inhibition of disease progression.

Figure 13: MRT-6160 Elicited Dose-Dependent Activity in a T-cell mediated Multiple Sclerosis Autoimmune Disease Model

MRT-6160 was also evaluated in a T- and B-cell mediated collagen-induced arthritis (CIA) model of rheumatoid arthritis. Mice were orally administered MRT-6160 daily following disease onset and scored for clinical signs of disease. As shown in Figure 14, left panel, 1 mg/kg MRT-6160 inhibited disease progression comparably to 10 mg/kg anti-TNF-Alpha antibody. The right panel of Figure 14 shows that treatment with MRT-6160 reduced the serum levels of anti-collagen II IgG1 and total anti-collagen II IgG antibodies, demonstrating inhibition of auto-antibody production.

Figure 14: MRT-6160 Inhibited Disease Progression and Auto-Antibody Production in the Collagen-Induced Arthritis Disease Model

MRT-6160 was also evaluated in a T-cell transfer-induced model of colitis, as shown in Figure 15. In a prophylactic model shown in the left panel, mice were orally administered vehicle or MRT-6160 daily following T-cell transfer. Anti-TNF-Alpha antibody was administered intraperitoneally every third day as a standard of care control. Oral dosing with 1 mg/kg MRT-6160 demonstrated superior disease inhibition compared to 10 mg/kg anti-TNF-Alpha antibody. In a therapeutic model shown in the right panel, mice were orally administered MRT-6160 starting on Day 17 following disease induction. MRT-6160 was compared to two commonly used oral therapies for rheumatoid arthritis, a JAK inhibitor and a S1PR antagonist, as well as vehicle control. MRT-6160 was superior in controlling clinical signs of disease as compared to both active comparators.

Figure 15: MRT-6160 Ameliorated T Cell Transfer-Induced Colitis Equal to or Better than Standard of Care

Figure 16, left panel, shows reduction of inflammation-mediated damage and swelling of the colon following MRT-6160 treatment in the prophylactic T-cell transfer-induced model of colitis. The right panel of Figure 16 shows mesenteric lymph node and colon CD4+ T cell assessment by flow cytometry where MRT-6160 reduced the frequency of IL-17A+, TNF-Alpha+, and IL-6+ CD4+ T cells, known drivers of inflammatory bowel disease in humans.

Figure 16: MRT-6160 Inhibited Inflammation-Mediated Damage and Cytokine Production in a Model of Inflammatory Bowel Disease

In a preclinical autoimmune disease model characterized by chronic inflammation, autoantibody production, and multi-organ involvement (Figure 17) administration of MRT-6160 resulted in broad activity across an array of disease markers, including attenuated autoantibody levels and reduced skin and kidney pathology. MRT-6160 was equivalent or superior to prednisone or anti-CD40L monoclonal antibody treatments across multiple metrics of disease pathology.

We believe these findings reinforce the breadth of MRT-6160's potential across multiple immune-mediated diseases, including systemic lupus erythematosus, Sjögren’s disease, rheumatoid arthritis, and others.

Figure 17: MRT-6160 Inhibited Disease Progression, Autoantibody Production, and Nephritis in the MRL-Faslpr Lymphoproliferative Autoimmune Model

In summary, these data further highlight the potential of MGDs to potently degrade otherwise ‘undruggable’ proteins such as VAV1, providing an opportunity to treat immune-mediated diseases with a novel, orally dosed modality capable of blocking multiple pathogenic immune and cytokine receptor pathways in parallel, thereby potentially providing greater clinical benefit, a strategy we are planning to continue to pursue through our portfolio of MGDs.

MRT-6160 Phase 1 Study

In a Phase 1 study of healthy volunteers, MRT-6160 was dosed in five SAD dose level cohorts and three MAD dose level cohorts, as shown in Figure 18. All cohorts were randomized and placebo controlled, and over 70 subjects were enrolled in total. The primary endpoint of the study was safety and tolerability of MRT-6160. The secondary endpoints were pharmacokinetic and pharmacodynamic assessments using various readouts in multiple different analytes.

Figure 18: MRT-6160 Phase 1 Healthy Volunteers Study Design and Objectives

VAV1 degradation was assessed by flow cytometry of CD3+ T cells and CD19+ B cells, as shown in Figure 19. In addition, ex vivo activation of whole blood was performed to assess T and B cell functions, including CD69 upregulation on T and B cells measured by flow cytometry, and cytokine secretion measured by immunoassay.

Figure 19: In-Vitro Assay Validation of PD and Immune Cell Functional Testing

Analysis of plasma concentrations of MRT-6160 over time demonstrated a dose dependent human pharmacokinetic profile, as shown in Figure 20. MAD dosing resulted in an approximately two-fold increase in exposure at steady state. No food effect was observed.

Figure 20: MRT-6160 Displayed a Dose-Dependent Human Pharmacokinetic Profile

As shown in Figure 21, MRT-6160 achieved degradation exceeding 90% at all but DL1 of the SAD cohorts and at all MAD cohorts, based on analysis of peripheral blood T cells. Reduction of VAV1 protein levels was sustained, with dose-dependent recovery following cessation of treatment. Similar results were observed in peripheral blood B cells.

Figure 21: MRT-6160 Achieved Dose-Dependent Degradation >90% in Peripheral Blood T cells After Single and Multiple Dose Administration

VAV1 degradation by MRT-6160 resulted in significant functional inhibition of T and B cells following ex vivo activation of T and B cell receptors in cells derived from whole blood, as shown in Figure 22 for all SAD cohorts. MRT-6160 treatment significantly attenuated CD69 upregulation (a marker of immune cell activation) on T and B cells following TCR stimulation, reflecting functional inhibition of both cell types. In addition, MRT-6160 treatment significantly inhibited IL-2, IFN-γ and IL-17A secretion from whole blood derived T cells following ex-vivo activation of T cell receptor signaling, demonstrating reductions of up to 99% from pre-dose levels. MRT-6160 also attenuated IL-6 production by 60-90% across dose levels, and over 80% at all but the lowest dose level, following B cell activation. Alignment with the pharmacodynamic studies above suggests robust functional effects on cytokine production can be achieved with 80% and higher degradation of VAV1.

Figure 22: VAV1 Degradation by MRT-6160 Resulted in Significant Functional Inhibition of T and B Cells

Suppression of CD69 upregulation following single or multiple doses of MRT-6160 and subsequent ex vivo TCR stimulation of whole blood derived cells was significant (>90%) as well as sustained during post treatment observation periods, as shown in Figure 23 (data for selected SAD and MAD dose shown as example). Similar results were observed in peripheral blood B cells following BCR-stimulation.

Figure 23: MRT-6160 Resulted in Sustained Suppression of TCR-mediated CD69 Activation following Single or Multiple Doses of MRT-6160

MRT-6160 demonstrated a sustained effect on TCR-mediated cytokine production following single and multiple dose administration and ex vivo stimulation of whole blood derived cells, as shown in Figure 24. MRT-6160 treatment resulted in significant and sustained suppression of IL-2, IL-17A and IFN-γ secretion from whole blood derived T cells following ex-vivo activation of T cell receptor signaling (data for selected SAD and MAD dose shown as example).

Figure 24: MRT-6160 Resulted in Sustained Suppression of TCR-mediated Cytokine Production following Single or Multiple Doses of MRT-6160

MRT-6160 was well tolerated with no serious adverse events, or SAE, observed. Observed treatment-emergent adverse events, or TEAEs, were mild (82%) or moderate (18%) and self-limiting. Overall TEAE frequency was similar between MRT-6160 and placebo. TEAEs observed in 2 or more subjects treated with MRT-6160 were: in the SAD cohorts, pain from vessel puncture (2); in the MAD cohorts, cough (2), diarrhea (3), feeling hot (4), headache (5), nasal congestion (2), oropharyngeal pain (3) and pyrexia (2).

In summary, the pharmacodynamic and functional ex-vivo studies suggest significant effects on cytokine production can be achieved following treatment with MRT-6160. Furthermore, we believe the levels of VAV1 degradation observed clinically are consistent with levels of degradation required to induce efficacy in the preclinical models tested so far. The functional impact on cytokine production is also consistent with levels predicted to be required to achieve efficacy in humans, based on benchmark clinical data from other compounds.

In summary, we believe the Phase 1 data described here as well as our chronic toxicology package support a clear path into Phase 2 studies and broad potential applications of MRT-6160 in multiple immune-mediated diseases.

NEK7-directed MGDs for the treatment of inflammatory disease

Overview

The NLRP3 inflammasome is a multi-protein complex that functions as a central signaling hub integrating stimuli derived from pathogens, cellular damage, metabolites and metabolic stress, ultimately triggering the production of pro-inflammatory cytokines, and is implicated in numerous inflammatory diseases. Activation of the NLRP3 inflammasome critically depends on NIMA-related kinase 7, or NEK7, a serine/threonine kinase that is essential to trigger the assembly of the active NLRP3 inflammasome complex in a NEK7 kinase-independent manner. As depicted in Figure 25, aberrant NEK7-dependent activation of the NLRP3 inflammasome leads to the release of highly inflammatory mediators, including the cytokines IL-1α, IL-1β, and IL-18, through a form of cell death known as pyroptosis. The NLRP3 inflammasome and above mentioned cytokines have been implicated in multiple inflammation-driven diseases, including ASCVD, gout, hidradenitis suppurativa, pericarditis, osteoarthritis, and obesity. Given the central role of NEK7 in pathological NLRP3 inflammasome activation and in disease initiation and progression, targeted degradation of NEK7 with a highly selective MGD, such as our product candidate MRT-8102, may effectively suppress NLRP3 inflammasome activity at the most upstream intervention point, thus leading to the broadest downstream inhibition of inflammatory signaling possible, thereby potentially inducing more effective disease resolution than currently approved agents.

Figure 25: NEK7 Enables NLRP3 Inflammasome Assembly and Activation, Pyroptotic Cell Death and Release of Highly Inflammatory Cytokines and DAMPs

Extensive clinical data support the relevance of IL-1 and NLRP3 inflammasome signaling across multiple diseases in large therapeutic areas spanning cardiovascular, rheumatologic, respiratory, dermatologic, neurologic, and metabolic conditions. Cytokine-targeting agents that act downstream of the NLRP3 inflammasome, such as rilonacept (an IL-1α/β blocker) and canakinumab (an IL-1β blocker), have demonstrated clinical activity across several of these inflammatory diseases, including recurrent pericarditis and ASCVD, respectively, as illustrated in Figure 26. Despite the reported activity of IL-1 targeting agents like rilonacept and canakinumab, we believe that upstream therapeutic degradation of NEK7 will drive more complete suppression of the full spectrum of inflammasome-driven signals and thus, may offer even greater benefit to patients.

Figure 26: The NLRP3 Inflammasome and IL-1 Signaling are a Clinically Validated Pathway for Inflammatory Diseases

Below, we describe our internal in vitro and in vivo studies supporting the essential role of NEK7 in cytokine production downstream of NLRP3 inflammasome activation across multiple species, including mouse, rabbit, and cynomolgus monkey. We present evidence that MRT-8102 and related NEK7 MGDs can potently and selectively suppress NLRP3 inflammasome activity in disease models, leading to meaningful improvements in disease burden. Finally, we provide data suggesting that existing therapeutics, such as the GLP-1 receptor agonist semaglutide, may partially function through downregulation of NEK7 expression, although sub-optimally, to achieve anti-inflammatory activity and efficacy, further confirming the crucial role NEK7 plays in the pathological activation of the NLRP3 inflammasome.

Identification of a NEK7 degron and NEK7-directed MGDs

The kinase-independent, scaffolding function of NEK7 in activating the NLRP3 inflammasome suggests that degradation of NEK7 could be an effective way to block NLRP3 inflammasome activation. Indeed, we have demonstrated experimentally that removal of NEK7 by MGD-mediated degradation is an efficient way to prevent NLRP3 inflammasome formation and therefore has the potential for deep pathway inhibition through disassembly of the NLRP3 inflammasome.

Our discovery efforts resulted in the identification of MRT-8102 as a first-in-class NEK7 MGD. As shown in Figure 27, MRT-8102 induces a strong ternary complex of NEK7 with cereblon via a canonical G-loop degron (left panel), resulting in profound NEK7 degradation (DC50 10 nM and Dmax 89%; right panel). MRT-8102 is highly selective against known cereblon neosubstrates and more importantly, against other NEK family members (also see below), is orally bioavailable across multiple species tested, and displays favorable in vitro ADMET properties. Non-clinical safety profiling showed a clean profile with respect to mutagenicity (mini-ames), hERG activity, and broad off-target screening (CEREP panel).

Figure 27: MRT-8102 is a Potent and Selective Investigational NEK7 MGD with a Favorable Drug-Like Profile

The amino acid sequence of the NEK7 degron is unique among the NEK family members, indicating the potential to identify MGDs that are highly selective for NEK7. As shown in Figure 28, human peripheral blood mononuclear cells (PBMC) were treated with MRT-8102 for 24 hours, followed by TMT-global proteomic profiling. Profound and highly selective degradation of NEK7 is evidenced by a several-fold decrease in NEK7 protein, without significant changes in other detected proteins. Other NEK family members are highlighted on the volcano plot and were not degraded. Several other cell lines and types, including U937, MM1S, iPSCs, and PBMCs derived from cynomolgus monkeys revealed similarly selective proteomic profiles when treated with MRT-8102.

In a PK/PD study in cynomolgus monkeys, a single oral dose of 10 mg/kg of MRT-8102 was sufficient to achieve deep and sustained NEK7 degradation beyond the PK exposure window of the compound (Figure 28, right panel).

Figure 28: MRT-8102, a Potent and Highly Selective NEK7-directed MGD, Induces Durable Pharmacodynamic Modulation In Vivo

MRT-8102 is differentiated from existing NLRP3-IL-1-IL-6 targeting agents

MRT-8102 is an orally bioavailable molecular glue degrader that is designed to selectively and catalytically degrade NEK7 to suppress NLRP3 inflammasome activity. As compared to small molecule inhibitors of the NLPR3 inflammasome, NEK7 degradation by MRT-8102, as shown schematically in Figure 29, leads to long-lasting inflammasome disassembly and sustained inhibition of cytokine release, most importantly without the on/off pathway inhibition characteristic of inhibitors. Moreover, MRT-8102 is exquisitely selective for NEK7, as confirmed by our proteomics work, which may help minimize the risk of off-target effects.

Figure 29: MRT-8102 Induces Catalytic NEK7 Degradation, Long-lasting Inflammasome Disassembly, and Sustained Inhibition of Cytokine Release

Beyond deeper and more sustained pathway inhibition, we believe targeting NEK7 will provide safety advantages over NLRP3 inhibitors, as NLRP3 has been shown to have inflammasome-independent functions, potentially impacting safety. Toxicities with NLRP3 inhibitors have been reported preclinically and clinically and several NLRP3 inhibitors have been discontinued, potentially due to lack of selectivity and resulting toxicities.

Given that MRT-8102 prevents inflammasome assembly and activation, it is highly effective at suppressing pyroptosis, the pathological event that is ultimately responsible for the release of disease-promoting cytokines, such as IL-1α, IL-1β and IL-18, as well as damage-associated molecular patterns (DAMPs), which are known to be important drivers of the inflammatory process. Although various mono- and bi-specific biologics currently under investigation can robustly target one or more of these cytokines downstream of pyroptosis, ultimately, these classes of therapeutics may be limited by their inability to suppress the full spectrum of disease-relevant cytokines and more importantly the release of DAMPs as highlighted in Figure 30. Furthermore, whereas MRT-8102 selectively reduces the pool of cytokines driven by NLRP3 inflammasome activation, biologics, like IL-1 and IL-6 targeting antibodies may indiscriminately inhibit this pool of cytokines, irrespective of their source, and thus potentially elevate infection risk by impacting immune pathways beyond the NLRP3 inflammasome pathway. Such pathways might include other inflammasomes (e.g. AIM2, NLRC4, NLRP1), protease-mediated IL-1 activation, alternative inflammasome activation downstream of TLR4 and passive release from dying cells.

As shown in Figure 30, right panel, whereas MRT-8102 effectively prevented pyroptosis and DAMP release, anti-IL-1 and IL-6 agents failed to significantly inhibit these processes in stimulated human monocyte-derived macrophages (hMDM), suggesting that mono- and potentially bispecific biologics may incompletely block the multitude of pathological drivers of disease.

Figure 30: MRT-8102 Potently Inhibits Pyroptotic Cell Death in Stimulated hMDM

NEK7 MGDs Demonstrate Compelling Efficacy Across a Number of Disease Models and Species

We showed that sustained NLRP3 inflammasome inhibition through NEK7 MGDs drives compelling improvements in disease severity across multiple models and species. Models tested in the course of our NEK7 program include two independent mouse models of cardiovascular disease (Figure 31, left panel) looking at reductions in cardiac damage, a rabbit-based gout model (Figure 31, middle panel) investigating whether MRT-8102 treatment leads to a decrease in severity of monosodium urate (MSU)-induced flares, and a cynomolgus monkey-based diet-induced obesity model (Figure 31, right panel) investigating the potential of a NEK7 MGD to reduce body weight and liver inflammation as a monotherapy or in combination with semaglutide.

Figure 31: MGD-Mediated NEK7 Degradation Improved Disease Burden Across a Wide Range of Disease Models Spanning Multiple Species

Mouse models of cardiac damage

In an acute myocardial infarction (AMI) study conducted in CRBN-I139V mice (Figure 31, left panel), i.e. mice with a partially humanized CRBN protein sequence, the effects of prophylactic dosing with MRT-8102 were compared with an anti-IL-1R antibody and the NLRP3 inhibitor MCC950. Outcomes were evaluated histologically to assess infarct size. Coronary arterial ligation (60 min), followed by reperfusion led to significantly sized infarcts in vehicle-treated animals at the 24-hour timepoint. In contrast, prophylactic treatment with MRT-8102, an anti-IL-1R antibody and MCC950 significantly reduced infarct size. Collectively, these data support the pathological role of aberrant NLRP3 inflammasome activity in myocardial infarction and the therapeutic value of targeting NEK7 as a differentiated approach.

In a pericarditis model, also established in CRBN-I139V mice, the effects of prophylactic dosing with the same agents evaluated in the AMI model were assessed (Figure 31, middle panel). As neutralization of IL-1 and inhibition of IL-1 signaling is a clinically approved approach to treat recurrent pericarditis, treatment with an anti-IL-1R antibody served as a positive control in this study. Administration of zymosan, a potent immunostimulant, to the pericardium resulted in a significant increase in pericardial effusion relative to sham controls. In contrast, prophylactic treatment with MRT-8102, an anti-IL-1R antibody, or MCC950 significantly reduced pericardial effusion. Notably, MRT-8102 demonstrated superior efficacy compared with anti-IL-1R antibody treatment. Since the anti-IL-1R antibody blocks the action of both IL-1α and IL-1β (as does rilonacept, which is clinically approved for use in recurrent pericarditis), these data suggest that the activity of MRT-8102 in a model of pericarditis is in fact broader than blockade of the downstream IL-1 cytokines alone.

Rabbit rheumatology model of gout

In addition to inflammatory diseases of the heart, MRT-8102 also demonstrated activity in a rabbit model of gout. Following intra-articular injection of MSU crystals, marked joint swelling was observed, peaking at approximately 24 hours. Despite achieving only ~40% degradation of NEK7 in rabbits, due to limited homology between human and rabbit CRBN, prophylactic administration of MRT-8102 on Day -1 resulted in a three-fold reduction in peak joint swelling and accelerated resolution of inflammation, with swelling returning to baseline levels, comparable to rabbits not injected with MSU crystals, by days 3 - 6 (Figure 31, right panel).

Cynomolgus monkey diet-induced obesity model

In addition to acute inflammatory indications, MGD-mediated NEK7 degradation also demonstrated activity in chronic metabolic diseases such as obesity. In a cynomolgus monkey model of diet-induced obesity, animals with body mass index ≥ 40 kg/m2 were selected from a colony of animals maintained on a high-fat diet and randomized across treatment groups. A NEK7 MGD with similar properties to MRT-8102 was used for this study. Following single-agent NEK7 MGD treatment for 11 weeks, an approximately 8% reduction in body weight was observed relative to vehicle. When combined with the GLP-1 receptor agonist semaglutide, >23% body weight loss was achieved relative to vehicle treatment (Figure 32, left panel). In addition to monitoring total body weight, dual-energy X-ray absorptiometry (DEXA) body composition analysis was also performed. Notably, the combination treatment demonstrated preferential activity in central abdominal fat, a region associated with elevated metabolic risk, with proportionally greater reductions observed relative to other fat depots such as the gynoid region (Figure 32, middle, right panels).

Figure 32: NEK7 MGD, Alone or in Combo with Semaglutide, Drives Preferential Abdominal Fat Loss While Sparing Lean Mass in a DIO Cyno Monkey Model

Intriguingly, while, as expected, >90% degradation of NEK7 was observed by Western blotting in PBMCs in the NEK7 MGD treatment arms, a significant reduction in NEK7 levels of about 40 – 50% was also detected in the semaglutide single agent treatment arm (Figure 33, left panel). These findings may suggest a mechanism through which GLP-1R agonists suppress NLRP3 inflammasome activity analogous to NEK7 MGD treatment, albeit less potently and reliably. Consistent with the central role of NEK7 in NLRP3 inflammasome signaling, NEK7 levels across treatment arms correlated with changes in plasma IL-18, a canonical inflammatory cytokine associated with NLRP3 inflammasome activity (Figure 33, right panel).

Figure 33: Anti-inflammatory Activity of NEK7 MGD and Semaglutide May Partially Overlap at the Level of NEK7 Degradation/Downregulation and NLRP3 Inflammasome Inhibition

Collectively, we believe these studies demonstrate that targeted degradation of NEK7 by MRT-8102 or other NEK7-directed MGDs enables deep and sustained suppression of NLRP3 inflammasome activity across multiple species and disease models, including cardiovascular injury, gout, and metabolic diseases. We believe these studies validate a broad and pivotal role of NEK7 in the pathogenic activation of NLRP3 inflammasomes.

In conclusion, by intervening upstream of where cytokine blocking biologics act, we believe that NEK7 degradation may offer the potential for broader and more durable therapeutic benefit across a wide range of inflammation-driven diseases and potentially carry less risk of infections.

Market Opportunities for NEK7-directed MGDs

ASCVD

We believe there are multiple attractive opportunities for NEK7-directed MGDs across a wide range of NLRP3 inflammasome-driven indications, including a particularly attractive opportunity in ASCVD. While LDL cholesterol lowering agents are a well-established part of the treatment paradigm, patients that achieve their LDL-C targets still experience up to a 40% chance of life-threatening cardiovascular events (Holtrop et al. European Journal of Preventive Cardiology, 2024). We believe this demonstrates the substantial residual risk not fully addressed by LDL-C lowering and speaks to the promise and importance of complementary approaches such as targeting the NEK7/NLRP3 pathway.

The role of the NLRP3 inflammasome and IL-1β in ASCVD has been well established through various approaches, including through the key findings of the landmark CANTOS clinical trial. In this study, canakinumab, a monoclonal antibody targeting IL-1b was dosed in over 10,000 patients with prior myocardial infarction and high sensitivity C-reactive protein (hsCRP, a marker of inflammation) levels of > 2 mg/L, a threshold above which there is higher risk of cardiovascular events and mortality. Treatment led to a significant reduction in hsCRP and a significantly lower rate of recurrent cardiovascular events than in placebo treated patients, independent of lipid lowering. Despite the significant efficacy noted, canakinumab was also associated with a higher incidence of fatal infections than was placebo, which ultimately yielded an unfavorable risk-benefit profile. The higher risk of infections is likely due to the above-mentioned indiscriminate and deep suppression of an NLRP3 inflammasome-independent pool of IL-1b, a cytokine that plays a critical role in host protective immunity elicited by multiple different pathways.

We believe upstream targeting of the NEK7/NLRP3 pathway may have greater potential than downstream IL-6 biologics in ASCVD. Figure 34 shows how monocytes, upon uptake of oxidized LDLs, become the initiator and driver of disease through chronic activation of NLRP3 inflammasomes and consequential pyroptosis. This pathological activation of NLRP3 inflammasomes promotes plaque destabilization and downstream CV events through contribution of cellular debris, lipids and further recruitment of bone marrow derived macrophages to the growing plaques. Given the essential involvement of the NLRP3 inflammasome in this process, we believe that suppression of pyroptosis through degradation of NEK7 and disassembly of the NLRP3 inflammasome with MRT-8102 could be an effective means by which to stabilize plaques and hence reduce cumulative incidence of MACE.

Figure 34: NLRP3 Inflammasome Activation Promotes Plaque Growth, Destabilization and CV Events

As shown in Figure 35, an unbiased analysis using an in-house generated NLRP3 inflammasome activity signature, using our proprietary BreakthruTM data science engine across more than 1000 datasets spanning hundreds of diseases identified ASCVD as one of the top-ranking conditions with strong NLRP3 inflammasome activation. As expected, cryopyrin-associated periodic syndromes (CAPS), a group of rare and hereditary autoinflammatory disorders, also scored highly in our analysis. CAPS is known to be driven by constitutively active NLRP3 mutants, providing a positive control to this analysis. Interestingly, in addition to CAPS and ASCVD, we noted other diseases, such as gout and hidradenitis suppurativa (HS), also scored highly in our analysis, suggesting MRT-8102 or next generation molecules could offer broad therapeutic value across these indications.

Figure 35: ASCVD, HS and Gout Rank Amongst Top NLRP3 Inflammasome Activated Indications

Consistent with the transcriptomic study, an unbiased genetic association analysis, also performed through our BreakthruTM data science engine and shown in Figure 36, found an NLRP3 gain-of-function single nucleotide polymorphism, or SNP, to be significantly associated with increased downstream CV events including stroke, coronary artery disease, and peripheral artery disease, further supporting the role of the NLRP3 inflammasome in driving disease pathology. By comparison, although IL-6 signaling was also associated with CV outcomes, the effects were weaker than those observed for NLRP3, implying that upstream targeting of NLRP3 inflammasome activity may have the potential for greater efficacy than targeting downstream cytokines such as IL-6. In summary, these data strongly support an opportunity for MRT-8102 in the treatment of CV indications and the management of elevated CVD risk.

Figure 36: Human Genetics Supports Causal Relationship Between NLRP3 and ASCVD

Gout

Gout is a painful, chronic inflammatory arthritis driven by elevated uric acid levels that result in MSU crystal deposition in joints. These crystals potently activate NLRP3-inflammasome-mediated inflammation, leading to recurrent flares with intense pain. Nearly 30% of gout patients are comorbid with stage 3/4 chronic kidney disease (CKD), a condition that both elevates uric acid levels and increases gout risk. Current treatment options present significant limitations in this population. Many therapies are contraindicated in CKD or lack long-term safety data, often requiring dose titration and close monitoring. The anti-IL-1β antibody canakinumab, approved for treatment of gout patients including those with CKD comorbidity, has demonstrated efficacy in resolving acute flares, further validating the role of the NLRP3 inflammasome in the disease pathology of Gout. However, due to safety concerns, such as the risk of serious infections, canakinumab is not approved for prophylactic use.

Conversely, the urate-lowering therapy pegloticase is approved for chronic, refractory gout as a prophylactic treatment. Yet nearly 70% of patients experience flares within the first three months of therapy. Together, these examples highlight the persistent treatment challenges in the prophylactic setting, coupled with safety concerns in CKD patients, underscoring the need for new and safer therapeutic approaches capable of resolving acute flares while also preventing recurrent flares.

Our studies demonstrated that MRT-8102 significantly reduced MSU crystal–induced caspase-1 activation and downstream pyroptosis, with greater potency than the NLRP3 inhibitor selnoflast, as shown in Figure 37. By blocking pyroptosis, MRT-8102 may not only attenuate inflammatory severity but also preserve macrophage viability, potentially enhancing phagocytic clearance of MSU crystals, the underlying trigger of disease pathology. Consistent with these in vitro findings, MRT-8102 demonstrated robust activity in a rabbit model of gout as previously described in Figure 31 (middle panel). In addition to improving joint swelling, MRT-8102 treatment also led to statistically significant reductions in pathologic musculoskeletal ultrasound findings and histopathology scores at the end of the study, further supporting a robust resolution of gout flares (Figure 36; bottom right).

Collectively, these data, together with the clinical validation of IL-1 pathway inhibition through canakinumab, support a compelling potential development opportunity for MRT-8102 as a differentiated therapeutic for gout—either as a single agent or in combination with standard-of-care urate-lowering therapies.

Figure 37: MRT-8102 Inhibits NEK7/NLRP3 Pathway and Has Potential to Resolve and Prevent Gout Flares

Hidradenitis suppurativa (HS) Hidradenitis suppurativa (HS) is a chronic, complex inflammatory skin disease characterized by painful, recurrent nodules and abscesses that may progress to sinus tract formation and fistulae. Molecular profiling of HS lesions has identified several signaling pathways that contribute to disease pathogenesis, leading to the approval of targeted therapies such as anti-TNF agents (adalimumab) and anti-IL-17 therapies (secukinumab and bimekizumab). Despite these advances, physicians estimate that approximately 55% of patients remain inadequately controlled on current standards of care, suggesting that additional inflammatory pathways contribute meaningfully to disease pathology.

HS is strongly associated with metabolic syndrome, including dyslipidemia, obesity, and insulin resistance, highlighting a potential role for metabolically driven inflammation in disease pathogenesis. In this context, the NLRP3 inflammasome is thought to be an important mediator of disease pathology, as it can be activated by metabolic danger signals such as elevated free fatty acids and hyperglycaemia. Consistent with published findings, our internal data science analyses demonstrate that NLRP3 inflammasome activity is markedly elevated in HS lesions, at levels comparable to or exceeding those observed in atherosclerotic plaques (Figure 35).

Notably, NLRP3 inflammasome activity remains significantly higher in anti-TNF non-responders compared with responders, suggesting that NLRP3-mediated inflammation may represent one of the dominant pathogenic drivers in this subset of patients (Figure 38). Further supporting this concept, the dual anti-IL-1α/β antibody lutikizumab recently demonstrated positive Phase 2 results in moderate-to-severe HS, particularly among patients who had previously failed anti-TNF therapy. Treatment with 300 mg every other week resulted in significantly higher HiSCR75 response rates (≥75% reduction in abscesses and inflammatory nodules) compared with placebo, along with meaningful reductions in skin pain at Week 16.

Figure 38: NLRP3-IL-1b Axis is Significantly Active in HS Lesions, Particularly in the Anti-TNF Non-responder Setting

Collectively, these data support a pathological role for aberrant NLRP3 inflammasome activation in HS and highlight a compelling development opportunity for MRT-8102 in both anti-TNF–naïve and anti-TNF–refractory settings, either as monotherapy or in combination with currently approved agents. Moreover, given the efficacy observed for NEK7 MGDs in diet-induced obesity models (Figure 32), MRT-8102 may reduce upstream metabolic danger signals, further reinforcing NLRP3 inhibition and potentially enabling more durable disease control.

MRT-8102 toxicology studies suggest considerable safety margin

In 28-day repeat-dose GLP toxicology studies in male and female rats and cynomolgus monkeys, no MRT-8102 related clinical signs, nor changes in immunophenotyping, and no gross or clinical pathology findings were observed at any dose level. Therefore, the no-observed-adverse-effect levels (NOAEL) were established at the highest doses tested in these studies, respectively. Additional IND-enabling GLP safety studies did not indicate significant safety concerns related to in vitro off-targets, mutagenicity, phototoxicity, hERG, or in vivo respiratory or CNS safety pharmacology (assessed in rats) and cardiovascular safety pharmacology (assessed in cynomolgus monkeys).

In a long-term toxicology study in cynomolgus monkeys, deep and sustained pathway inhibition was well tolerated following daily dosing of MRT-8102 for three months. There were no test-article related findings, and the NOAEL was determined as the highest dose tested. No body weight loss, unscheduled deaths, or clinically meaningful changes in hematology or clinical chemistry parameters were observed. Furthermore, no gross pathological findings were identified throughout the duration of the study.

In totality, our preclinical safety assessments suggest an at least 200 to 300 fold therapeutic margin over the projected human dose.

MRT-8102 Phase 1 SAD and MAD Study Interim Clinical Results

Based on the promising preclinical profile of MRT-8102, in July 2025, we initiated dosing in a Phase 1 combined SAD and MAD study (Figure 39). The primary endpoint was safety and tolerability. Key secondary and exploratory endpoints included pharmacokinetics and inflammatory markers, including assessment of NEK7 degradation in peripheral blood T cells by flow cytometry, changes in the acute-phase reactants hsCRP and fibrinogen, levels of endogenous IL-6 in blood and cerebrospinal fluid, and IL-1β levels following ex vivo stimulation.

Interim results were based on a data cut-off date of December 23, 2025. In the SAD cohorts, we enrolled 48 participants across 5 dose levels ranging from 40 mg to 400 mg, and in the MAD cohorts, we enrolled 40 participants across 5 dose levels ranging from 5 mg to 200 mg. The 40 mg dose cohort of the ongoing Part 3 of the study, which evaluates MRT-8102’s activity at 40 mg for 28 days in subjects with elevated CVD risk, is expected to enroll approximately 36 subjects. As of the data cutoff date, 24 subjects had completed 4 weeks of dosing and CRP assessment.

Figure 39: MRT-8102 Phase I Study – Dose Levels and Endpoints

Consistent with our preclinical studies, we observed rapid and marked degradation of NEK7 in peripheral blood T cells following a single administration of MRT-8102 (Figure 40). Using flow cytometry, approximately 80-90% NEK7 degradation was noted at 6 hours post a single dose of MRT-8102, a level that was sustained following multiple administrations, ranging from 7 days in the MAD portion of the trial to up to 4 weeks in the Part 3 portion of the study. In the MAD portion, a dose as low as 5 mg achieved considerable degradation of NEK7 24h after the last of 7 doses, and levels of degradation at 5 mg where similar to those at the higher doses tested. These results were consistent with preclinical data from our cyno PK/PD studies, which also suggested that at these levels of NEK7 degradation deep pathway inhibition, including suppression of IL1b upregulation on ex vivo stimulation, can be achieved.

Figure 40: MRT-8102 Achieved 80 – 90% NEK7 Degradation in Peripheral Blood T Cells After Single and Multiple Dose Administration

In light of achieving NEK7 degradation of 80 to 90% across all dose levels, we analyzed downstream inflammatory markers, including hsCRP, in aggregate across all SAD dose level cohorts. In this analysis, we observed a significant reduction in high-sensitivity CRP after a single dose of MRT-8102, as shown in Figure 41. Across all subjects treated with a single dose of MRT-8102, most of whom had normal CRP levels at baseline, we observed a 52% reduction in CRP at 96 hours post-dose. As expected, the reduction in CRP was greater in subjects with higher median baseline CRP, with median CRP reductions at 96 hours of 72% and 78% in the subsets with baseline CRP ≥ 1 mg/L and ≥ 2 mg/L, respectively. Comparable activity was noted across all SAD dose levels, ranging from 40 to 400 mg, suggesting the potential for a wide range of doses to be available for future development.

Figure 41: Single Dose of MRT-8102 Led to Significant Reduction in Serum hsCRP

Comparable results were obtained from the MAD (7 days of dosing) portion of the study, detailed in Figure 42. Similar to the SAD part of the study, we were able to analyze all MAD dose level cohorts in aggregate, based on comparable NEK7 degradation levels achieved across 5 to 200 mg. Through this analysis, we observed a 61% reduction in CRP in all subjects treated with MRT-8102, and greater reductions in subjects with elevated baseline median CRP levels, approaching nearly 80% in subjects with median baseline CRP of ≥1, ≥2, or ≥3 mg/L. Of note, individuals with CRP levels of 2 mg/L or higher are at greater risk of CV events; lowering CRP levels below this threshold is crucial for reducing CV morbidity and mortality.

Figure 42: Multiple Daily Doses of MRT-8102 Led to Significant and Sustained Reduction of Serum hsCRP

Based on 7 days of treatment, 7 of 9 (78%) subjects with baseline CRP ≥ 2 mg/L achieved hsCRP suppression to < 2 mg/L, indicative of the potential to lower CV risk, as shown in Figure 42. The frequency of subjects’ hsCRP value dropping to < 2 mg/L was 67% and 78% depending on whether a baseline level of >= 3 mg/L or >= 2 mg/L was used as a cut off (Figure 43).

Figure 43: Multiple Daily Doses of MRT-8102 led to significant proportion of subjects achieved hsCRP reduction to <2 mg/L*

To gain a deeper, mechanistic understanding of MRT-8102’s impact on CRP, we monitored plasma levels of the pro-inflammatory cytokine IL-6, a well-characterized stimulator of CRP production and secretion from the liver, as detailed in Figure 44. Consistent with the previously noted reduction in CRP, MRT-8102 treatment significantly reduced IL-6 by 55% in the 14 MAD subjects with a median baseline CRP ≥ 1 mg/L. Importantly, the absolute levels of IL-6 were reduced below the threshold of 1.65 pg/mL defined by the previously mentioned CANTOS study, a level below which a significant decrease in the risk of CV events and mortality was reported.

Knowing that the NLRP3/IL-1b axis stimulates IL-6 production, we also investigated the impact of MRT-8102 on IL-1β production and secretion in ex vivo whole-blood stimulation experiments. Consistent with the strong reduction in CRP observed in subjects with elevated baseline CRP, and despite relatively modest induction levels under the assay conditions used, we observed a comparable, near 80% inhibition of IL-1β secretion in whole-blood ex vivo assays from these subjects following multiple administrations of MRT-8102. Importantly, we observed a correlation between NEK7 degradation and IL-1β levels throughout the dosing period, as shown here for a representative subject that displayed about 80% degradation and close to 90% inhibition of IL-1β (80.6% and 87%, respectively) at day 5 post dosing. In summary, MRT-8102, during the MAD portion of our Phase 1 study, effectively inhibited the entire NLRP3-IL-1β-IL-6-CRP axis, reducing critical biomarkers to levels associated with a significantly reduced risk of CV events and mortality.

Figures 44: Multiple Daily Doses of MRT-8102 Led to Reductions of IL-6 and IL-1β

We sought to characterize the impact of MRT-8102 on CSF inflammatory markers, including CRP and IL-6, following administration of MRT-8102 at a single dose level of 100mg (Figure 45). CSF levels of MRT-8102 were consistent with levels needed to be active against NEK7 (data not shown). Importantly, in two subjects with elevated IL-6 in cerebrospinal fluid at baseline, MRT-8102 administration resulted in reduced CSF IL-6 levels after 7 days of dosing. Plasma IL-6 levels at baseline in these two subjects were low, suggesting a centrally (CNS)-driven mechanism for the elevation as well as the suppression of CSF IL-6 levels.

Figure 45: MRT-8102 Treatment Reduced IL-6 Levels in CSF Consistent with CNS Penetration

Part 3 of the study (CRP PoC cohort) evaluated a cohort of subjects with elevated CVD risk. The study design, shown in Figure 46, included 36 subjects randomized 3:1 to MRT-8102 at a dose of 40mg once daily or placebo. Subjects were defined as having elevated CVD risk based on measures of obesity and elevated plasma CRP levels. The primary endpoints were safety and tolerability, with secondary endpoints including changes in CRP levels and pharmacokinetics. Endpoints for hsCRP included absolute reduction and frequency of reduction to < 2 mg/L, a threshold that defines lower CVD risk, as discussed earlier. We also measured pharmacodynamic markers, including NEK7 degradation (see above), as well as levels of IL-6, IL-18, and fibrinogen in plasma.

Figure 46: CRP PoC (Part 3) Study of MRT-8102 in Subjects with Elevated CVD Risk

Data analysis included data from 24 subjects (including both MRT-8102 and placebo) who had completed 4 weeks of dosing as of the data cutoff date. As shown in Figure 47, the interim data suggests that MRT-8102, dosed at 40 mg once daily, induced rapid and deep reductions of hsCRP and fibrinogen. The panel on the left shows that median CRP declined by 80% after one week, consistent with our observation from the MAD portion of the Phase 1 study, and by 85% after four weeks of dosing. Also, 94% of subjects reached hsCRP levels below 2 mg/L, meaning their hsCRP values returned to levels associated with lower CVD risk, as shown in the middle panel. Lastly, there was a 31% reduction in fibrinogen, an independent atherosclerotic risk factor, observed during the treatment period.

Figure 47: Analysis of CRP PoC Cohort Suggested MRT-8102 Induced Rapid Reductions of hsCRP and Fibrinogen

As of the data cut-off of December 23, 2025, 112 subjects had completed dosing across the SAD, MAD, and Part 3 portions of the study. Across this sample of patients, blinded review showed a favorable safety profile with no SAEs. Treatment-emergent AEs were mild to moderate. There was no evidence of increased infection risk or dose-dependent AEs. The evaluation and data collection are ongoing for Part 3 of the study. Of note, one participant in Part 3 was diagnosed with asymptomatic, acute infectious hepatitis A while on study. Because the data were blinded, it was not known whether the participant received MRT-8102 or placebo. The participant experienced a transient ALT elevation equivalent to a Gr 3 that improved while continuing on treatment for several days.

Review of unblinded data from 88 participants from the SAD/MAD cohorts confirmed that single and multiple doses of MRT-8102 were safe and well tolerated up to and including the highest dose level. No SAEs were noted, and no TEAEs were over grade 2. The treatment arm reported TEAEs in 29% of participants and the placebo arm reported TEAEs in 32% of participants. The most frequent TEAE was headache, which was reported in 9% of participants in both the placebo and treatment arms.

Based on these highly encouraging initial data, the MRT-8102 Phase 1 study, now named GFORCE-1, was expanded to include additional dose exploration of MRT-8102 in subjects with elevated CVD risk (Figure 48). We are enrolling subjects in 3-dose cohorts, randomized 3:1 to active drug vs. placebo, for a total of approximately 108 subjects. The ongoing cohort at 40 mg will be one of the 3 dose levels. Based on the interim clinical data suggesting that effects on CRP levels can be induced early and were sustained over the course of 4 weeks, we believe our 28-day study can provide valuable information on the dose levels necessary to achieve therapeutic benefit and guide our subsequent GFORCE-2 Phase 2 study in ASCVD, which we anticipate will initiate in 2026. Lastly, we believe our expanded GFORCE-1 study will also provide key insights for development of MRT-8102 and other potential NEK7 MGD product candidates in additional indications.

Figure 48: GFORCE-1 Study: Dose Exploration of MRT-8102 in Subjects with Elevated CVD Risk

We believe MRT-8102 has strong therapeutic potential in a broad range of inflammation-driven diseases and we are planning for broad development of our NEK7 MGDs, including MRT-8102 and potentially other NEK7 MGD product candidates, across this space. We plan to prioritize development of MRT-8102 in ASCVD and then to expand development of MRT-8102 or a next generation NEK7 MGD product candidate into other indications that meet our internal criteria, including unmet medical need as well as self-developability.

We are planning our next study of MRT-8102 in elevated CVD risk patients defined by Stage 3/4 chronic kidney disease and elevated CRP, as shown in Figure 48, and we have named this study GFORCE-2. This is a proposed trial design subject to review by FDA. GFORCE-2 is expected to initiate in H2 2026 and will evaluate the effect of MRT-8102 treatment for up to 12 weeks (followed by open label extension of 12 weeks) on CRP levels, as well as impact on liver fat, liver inflammation, and obesity, as illustrated in Figure 49. GFORCE-2 aims to generate additional safety data with longer dosing of MRT-8102, and to confirm the effects on CRP levels seen in data from GFORCE-1. Also, we believe the trial has the potential to generate data useful for understanding MRT-8102’s potential in other, related indications such as MASH and obesity.

Figure 49: GFORCE-2: Phase 2 Study in Elevated CVD Risk Patients Defined by Stage 3/4 Chronic Kidney Disease and Elevated CRP

We are also planning to initiate a Phase 2 study of MRT-8102 in patients with acute gout flares, as shown in Figure 50. This is a proposed trial design subject to review by FDA. We anticipate this study to initiate in either Q4 2026 or Q1 2027. The study is expected to randomize approximately 40 patients with recurrent single joint gout flares to 12 weeks of treatment with one of two doses of MRT-8102. Outcome measures include reduction of pain Visual Analogue Scale (VAS) by 72 hours and frequency of new flares.

Figure 50: Phase 2 Study in Acute Gout Flares

We expect to initiate a Phase 2 study of MRT-8102 in patients with moderate to severe hidradenitis suppurativa in H1 2027. Outcome measures are expected to include HiSCR75 after 16 weeks of MRT-8102 treatment relative to placebo. This is a proposed trial design subject to review by FDA.

Our Precision Medicine Approach for Cancer

MRT-2359, a highly selective and orally bioavailable GSPT1-directed MGD in development for the treatment of AR and MYC-driven Prostate Cancer

Overview

GSPT1 (also known as eRF3a) is a translation termination factor that catalyzes protein synthesis termination, facilitating the release of mRNA and newly synthesized protein from the ribosomal machinery. We have identified GSPT1 as a potential therapeutic vulnerability in MYC-driven cancers with high protein translation activity, including androgen receptor (AR)-positive prostate cancer.

MRT-2359 is an orally bioavailable MGD that, through extensive in vitro and in vivo studies, we have shown to induce the degradation of GSPT1. MRT-2359 is designed to preferentially affect the growth and survival of MYC family transcription factor-driven cancer cells addicted to protein translation. In vivo, once-daily oral dosing of MRT-2359 led to potent antitumor activity in MYC-driven cell-line-derived and patient-derived xenograft models. MRT-2359 is currently in a Phase 1/2 clinical trial (ClinicalTrials.gov Identifier: NCT05546268). Based on our

preclinical and clinical work to date, we are developing MRT-2359 in metastatic castration resistant prostate cancer (mCRPC).

Development of GSPT1-directed MGDs to Target Downstream Vulnerabilities of MYC Activation

It is well established that abnormal activation of MYC, for example through translocation or high expression, results in uncontrolled cell growth, associated with increased protein synthesis and a ramp-up of the protein translation machinery. MYC-driven tumors are therefore widely believed to be addicted to protein translation, which creates an inherent dependence on critical components of the translation machinery, such as GSPT1, as illustrated in Figure 51. As part of our research program, we identified GSPT1 as a potential novel vulnerability in MYC-driven cancers, demonstrating that degradation of GSPT1 leads to inhibition of the MYC pathway and downregulation of the expression of critical oncogenic signaling molecules and pathways, in particular in AR-positive prostate cancer cells.

Figure 51: Targeting MYC-driven Tumors and Their Addiction to Protein Translation Through GSPT1 Degradation

Targeting GSPT1 with MRT-2359 (preclinical data)

MRT-2359 is a potent and selective GSPT1-directed MGD discovered and rationally designed using our QuEENTM discovery engine. Key features and various pharmaceutical parameters of MRT-2359 are shown in Figure 52.

Figure 52: MRT-2359 is a Selective and Orally Bioavailable GSPT1-directed MGD Rationally Designed Using our QuEENTM Discovery Engine

As shown in Figure 53, MRT-2359 displays preferential activity in MYC-high cancer cells by optimally reducing protein translation through degradation of GSPT1 by 60-70% (left panel, top right). In contrast, higher levels of GSPT1 degradation, as achieved with MRT-2136, lead to a more pan-toxic behavior with narrowed preferential activity in MYC high versus MYC low expressing cells (left panel, bottom right).

Figure 53: MRT-2359 has Optimized Depth of Degradation to Achieve Preferential Activity in MYC High Cancer Cells

Prostate Cancer as an Attractive Target Indication for MRT-2359

Prostate cancer is the second leading cause of cancer-related death among men. The androgen receptor (AR) signaling axis, widely recognized as an important driver of prostate cancer growth, has long been targeted through castration and other systemic therapies. Although androgen deprivation therapy (ADT) is initially effective, resistance almost invariably develops, leading to a more aggressive disease state known as castration-resistant prostate cancer (CRPC). A defining feature of metastatic CRPC (mCRPC) is the persistent activation of AR signaling through mechanisms such as AR gene amplification or overexpression, the emergence of constitutively active AR splice variants, and AR mutations. While second-generation AR-directed therapies, including enzalutamide, have improved overall survival and radiographic progression-free survival in mCRPC in both pre- and post-chemotherapy settings, responses remain limited in patients harboring AR alterations, underscoring the need for novel therapeutic strategies for this patient population.

Beyond AR signaling, multiple oncogenic pathways are known to contribute to prostate cancer progression and survival. Notably, MYC plays a central role in several aspects of prostate cancer biology (Figure 54), including activation of E2F and AR transcriptional programs, and has been implicated in resistance to multiple therapeutic modalities, including AR inhibitors and radioligand therapies. Given the complex and redundant oncogenic landscape of prostate tumors, therapeutic approaches capable of simultaneously targeting multiple oncogenic nodes may enhance treatment responses and help overcome mechanisms of therapy resistance.

Early in our discovery and preclinical development efforts, we identified mCRPC as a promising indication for MRT-2359. MRT-2359 demonstrated robust inhibition of tumor cell growth and viability in prostate cancer cell lines, including both those sensitive and resistant to anti-androgen therapies. Mechanistically, MRT-2359 reduced the expression of MYC and other key oncogenic proteins through GSPT1 degradation and inhibition of translation. We therefore hypothesized that rational combination strategies incorporating MRT-2359 with second-generation AR inhibitors or other approved agents, such as radioligand therapies, may enhance therapeutic efficacy and maintain activity against CRPC tumors, including those harboring AR mutations or other alterations.

Figure 54: MRT-2359 Exploits Key Therapeutic Vulnerabilities in Therapy-Resistant CRPC

Supporting our mechanistic hypothesis is data evaluating hundreds of cancer cell lines spanning multiple tumor lineages, demonstrating that prostate cancer lines co-expressing high levels of MYC and AR present much greater sensitivity to MRT-2359 than prostate cancer cells that are low or negative for MYC or AR, or neuroendocrine prostate cancer cell lines (Figure 55). Furthermore, in addition to baseline expression of the above mentioned oncoproteins, MRT-2359 treatment also led to significant down-modulation of MYC, AR and E2F signaling selectively in AR and MYC high expressing cell lines but not in PC3 cells (AR negative and MYC low), as assessed by RNAseq.

Figure 55: Pharmacogenomic Profiling Identified AR/MYC-positive Prostate Cancer Cell Lines as Exquisitely Sensitive to MRT-2359

In support of the above-mentioned transcriptomic analysis that showed significant down-modulation of multiple oncogenic pathways selectively in MRT-2359 responsive cell lines, an unbiased global proteomics analysis across the responsive lines revealed significantly reduced cellular abundance of AR (wild type [WT] and the genetic variant AR-V7), MYC and Cyclin D1 proteins, potentially shedding light on the biological mechanism through which MRT-2359 treatment reduces signaling output through these oncoproteins and their downstream pathways (Figure 56). Notably, MRT-2359, as a single agent, demonstrated deeper reductions in AR activity than the AR antagonist enzalutamide in the cell lines tested in vitro within the 24 hour timeframe of the experiment, suggesting MRT-2359 activity toward this critical lineage-defining pathway may be achieved more rapidly than with the currently approved AR-directed therapeutic.

Figure 56: Proteomics Analysis Revealed Modulation of AR and MYC/E2F Pathway by MRT-2359

Consistent with pharmacogenomic screening and in vitro validation studies, MRT-2359 demonstrated encouraging single-agent as well as combination activity with enzalutamide across a number of prostate cancer cell line-derived xenograft (CDX) models, as shown in Figure 57. These models include LNCaP, a cell line characterized by high-level expression of the homozygous T878A mutation in AR, and VCaP, a cell line with amplification of AR WT and low-level expression of the constitutively active V7 isoform. In both models, suboptimal dosing of MRT-2359, when combined with enzalutamide, drove significant tumor regressions and substantially outperformed enzalutamide single agent treatment. Since MYC can promote expression of DNA repair genes, potentially blunting response to radioligand therapy, we also tested the potential for MRT-2359 to improve activity of a PSMA-based radioligand therapy, as shown in the right graph. Whereas single-agent treatments achieved stasis at best, combination treatment led to significant regressions, suggesting strong synergy between MRT-2359 and the PSMA-based radioligand.

Figure 57: MRT-2359 in Combination with Enzalutamide or Pluvicto Demonstrated Increased Activity Over Monotherapies in Xenograft Models

MRT-2359 Phase 1/2 Clinical Study Design and Preliminary Results

Based on our encouraging preclinical data demonstrating that MRT-2359 combined well with both AR inhibitors and radioligand therapy to improve preclinical activity across CDX models spanning multiple AR alterations, we assessed the potential of MRT-2359 to benefit patients with metastatic CRPC post multiple lines of prior treatment.

Figure 58 outlines the design of our Phase 1/2 clinical study. We conducted robust dose exploration in the monotherapy arms to confirm multiple safe dose levels and to determine our initial recommended Phase 2 starting dose of 0.5 mg daily on a 21-day on-drug, 7-day off-drug schedule.

Figure 58: MRT-2359 Phase 1/2 Clinical Study Design

We initiated the Phase 2 expansion cohort in heavily pretreated, metastatic CRPC patients and reported results for 23 patients that had been enrolled as of the January 30 2026 data cut-off. Notably, we required RECIST measurable disease for all patients entering the trial, a more stringent requirement than is typical for prostate cancer studies, which results in enrollment of a more severe, and often more heavily pretreated patient population with extensive metastatic disease.

For our metastatic CRPC expansion cohort, we applied a multipronged approach to characterize tumors at the molecular level, including the identification of key AR alterations in all enrolled patients. To do so, we employed RNA and DNA sequencing of tumor biopsies, and molecular testing of circulating tumor DNA and circulating tumor cells to detect AR alterations such as AR mutations and/or splice variants (Figure 59). We also verified adenocarcinoma biology through RNA sequencing, which allowed us to exclude from the efficacy analysis tumors that had transformed to primarily neuroendocrine status.

Figure 59: Biomarker Profiling of Tumor and Liquid Biopsies

Figure 60 details the patient demographics, clinical characteristics and prior therapies of patients in the study. Patients in this study were more heavily pretreated than in comparable studies in mCRPC patients. In our study, 78% of patients had been previously treated with second generation androgen receptor inhibitors, 83% with chemotherapy, and 57% with Pluvicto. Of the 23 patients enrolled as of the data cutoff, 15 were evaluable for efficacy. 1 patient had not yet received an on-treatment scan prior to the data cutoff date, 2 patients were non-evaluable due to early consent withdrawal, 1 patient was not evaluable due to investigator decision, 1 patient was non-evaluable due to early clinical progression, and 3 patients were excluded from data analysis based on molecular profiling of their baseline biopsies showing transformation to neuroendocrine differentiation.

Figure 60: Patient Demographics, Clinical Characteristics, and Prior Therapies

Patient Characteristics	MRT-2359 + Enzalutamide Total (N=23)
Age, median (range), years	71 (54-83)
Race, N (%)	
White	14 (61)
Black	7 (30)
Asian	0 (0)
Other	2 (9)
ECOG performance status, N (%)	
0-2	23 (100)
Histology subtype, N (%)	
Adenocarcinoma	20 (87)
Adenocarcinoma with neuroendocrine differentiation[1]	3 (13)
Lesions at baseline, n (%)	
RECIST measurable disease	23 (100)
Soft tissue only	1 (5)
Liver metastases	6 (27)
Number of prior lines of therapy, median (range)	5 (1-18)
Prior abiraterone, second gen ARi naive N (%)	5 (22)
Prior second gen ARi +/- abiraterone N (%)	18 (78)
Prior docetaxel and/or cabazitaxel N (%)	19 (83)
Prior Pluvicto N (%)	13 (57)
Baseline PSA, ng/mL, median (range)	19.66 (0.66 – 4989)

Figure 61 highlights the safety and tolerability profile of MRT-2359 in combination with enzalutamide, as of the data cut-off date. The combination was generally well tolerated, and the safety profile observed was favorable when our data was compared with third-party data on other drugs emerging as combination agents for metastatic CRPC, including EZH2 inhibitors. One patient had a dose-limiting toxicity (DLT) (grade 3 stomatitis associated with pain). The most common treatment-related AEs for MRT-2359 plus enzalutamide were fatigue (N=12, 52%), diarrhea (N=11, 48%), and nausea (N=8, 35%) which were classified as mild or moderate and were manageable and not therapy limiting. No dose discontinuations were observed due to AEs.

Figure 61: Treatment-related Adverse Events Occurring in >20% of Patients

Figure 62 shows the waterfall plot for PSA responses, a frequently used marker of therapeutic benefit in prostate cancer, as of the data cut-off date. Patients were categorized by their AR status (WT, gray; V7, blue; mutant, purple). Of note, among the 15 evaluable patients, 5 had AR mutations, and all 5 achieved a PSA response. This includes 2 PSA90 responses and 3 PSA50 responses.

Figure 62: Best Change in PSA in AR-wild type, AR-V7 and AR-mutant Patients

Figure 63 shows the RECIST waterfall plot for the 15 evaluable patients as of the data cut-off date. Two of the 5 AR mutant patients achieved a RECIST partial response (PR), one confirmed and one unconfirmed, and the other 3 presented stable disease (SD), resulting in a disease control rate (DCR) of 100% in this patient subset. Of all 15 evaluable patients, the overall RECIST DCR was 67% (10 of 15), with 10 of 15 patients presenting tumor size reductions of target lesions versus baseline scans, including all 5 patients whose tumors were harboring AR mutations (including the 2 patients with a RECIST PR).

Figure 63: Best Change in RECIST in AR-wild type, AR-V7 and AR-mutant Patients

As shown in the swimmer plot in Figure 64 displaying months on treatment as of the data cut-off date, treatment effects in these heavily pretreated patients were durable in several patients. In the AR mutant subset, 2 patients remained on therapy for 10 cycles or longer and 2 of 5 patients remained on drug as of the data cutoff on January 30, 2026.

Figure 64: Swimmer Plot of All Evaluable Patients

Figure 65 provides additional data on the 5 patients with AR mutations, as off the data cutoff date, where the MRT-2359/enzalutamide combination led to robust and durable PSA and RECIST responses. Looking at these patients in isolation, all patients previously received abiraterone, 3 of 5 previously received a second-generation AR inhibitor, 4 of 5 received the PSMA-targeting radioligand therapy Pluvicto, and 5 of 5 were previously treated with chemotherapy. Consistent with the 100% PSA response rate and 100% disease control rate in this subset of patients, mutant allele frequency in ctDNA and total circulating tumor cell counts were also significantly decreased in 4 of 5 patients, with data unattainable for the fifth patient due to poor sample quality.

Figure 65: Best % Change in PSA, Sum of Diameters of Target Lesions, Variant Allele Frequency and CTC Counts in AR-mutant Patients

To identify signaling pathways associated with tumor size reductions and RECIST responses, we performed an unbiased analysis of pre-treatment biopsies (Figure 66, left panel). Consistent with our therapeutic hypothesis, we found that MYC, E2F, and AR signaling were among the top upregulated pathways associated with the magnitude of tumor size reductions, results that align clinically with what we had seen in preclinical experiments and further support the proposed therapeutic mechanism.

We also assessed whether combination treatment could suppress signaling through these pathways. Consistent with preclinical observations, we observed a significant decrease in output through these oncoproteins and pathways, as shown in Figure 66 (right panel), with, for example, reduced E2F signaling in 5 of 6 on-treatment biopsies.

Figure 66: Analysis of Tumor Biopsies Provides Proof-of-Modulation of Target Oncogenic Pathways

Figure 67 provides a case study of a patient with an AR H875Y mutation, including data as of the data cut-off. This patient had previously been treated with several therapeutics with multiple mechanisms of action, including chemotherapy, radioligand therapy, and an investigational bispecific antibody. Despite the number of prior treatments, MRT-2359, when combined with enzalutamide, led to a RECIST response that correlated with rapid and sustained decreases in blood PSA and in the AR H875Y allele frequency in ctDNA. While PSA values began to rebound at ~cycle 8 of treatment, tumor target lesion size continued to decrease, consistent with the mechanism of action of MRT-2359 described above, which extends to modulation of non-AR pathways such as the MYC and E2F pathways.

Figure 67: Confirmed RECIST PR and PSA90 Response in mCRPC Patient with Activating AR Mutation

In Figure 68, we highlight the treatment journey of a second patient with an AR mutation, including data as of the data cut-off. At baseline, this patient harbored the AR L702H mutation. This patient was also heavily pretreated, having received chemotherapy, enzalutamide, Provenge and several other therapies. Despite these treatments and the advanced stage of disease, the patient responded favorably to the MRT-2359/enzalutamide combination. Blood PSA and mutant allele frequency in ctDNA were significantly decreased after 3 months of treatment, correlating with a decrease in the sum of target lesions. Interestingly, as with the prior patient case study, although PSA began to rebound at cycle 6, tumor regression, as assessed by RECIST, was maintained until cycle 10 of treatment. We believe this supports the conclusion that MRT-2359, at least in part, exerts its activity through an AR-pathway-independent mechanism.

Figure 68: Confirmed RECIST SD and PSA50 Response in mCRPC Patient with Activating AR Mutation

Based on the data we have obtained to date, we plan to conduct a signal-confirming Phase 2 study of MRT-2359 in combination with a second-generation AR inhibitor in patients with AR-mutant tumors. The study, planned to begin in 2026, will enable further efficient evaluation of MRT-2359 in metastatic CRPC using a Simon two-stage design. Based on the favorable AE profile and clinical activity observed to date in the Phase 2 arm of our Phase 1/2 study, we intend to evaluate a 0.5mg dose of MRT-2359 administered on a 21-day-on, 7-day-off schedule. The study is expected to enroll up to 25 patients with metastatic CRPC harboring AR mutations in their tumors, and there is potential to evaluate additional patient subsets, including patients naïve to 2nd-generation AR inhibitors, if activity in the AR-mutant patient population is confirmed. The primary Phase 2 study endpoints will be PSA response, RECIST response, duration of response, radiographic progression-free survival, and safety. Data from this study could confirm MRT-2359’s clinical activity in relevant patient groups, further clarify its role in the metastatic CRPC treatment landscape, and position the program for advancement into registrational studies.

Cyclin E1-directed MGD molecules for the treatment of cancer

Cyclin-dependent kinase protein complexes (cyclin-CDK) regulate progression through the cell cycle, whereby different combinations of the two subunits control different stages of the cell cycle. They are formed by an association of a regulatory subunit, a cyclin, with an inactive catalytic (kinase) subunit, a cyclin-dependent kinase (CDK). Once the complex is formed, it transitions into an active state, whereby the catalytic or CDK subunits become productive and can phosphorylate downstream effector substrates.

Cyclin E proteins, encoded by the CCNE1 and CCNE2 genes, complex with CDK2 to form an active cyclin E-CDK2 complex, regulating G1-to-S transition of the cell cycle and initiation of DNA replication, as shown in Figure 69. Under normal conditions, cyclin E expression is tightly regulated and restricted to the G1-S phase of the cell cycle. However, many cancer types, including ovarian, endometrial, gastric, and breast cancers, bear frequent amplification or overexpression of the CCNE1 gene, resulting in increased cyclin E1 protein expression and aberrant regulation of cell growth. As such, cyclin E1 represents a genuine oncogenic driver and cyclin E1 amplified cancers are greatly dependent on sustained high levels of cyclin E1 for their continued growth and survival. Hence, pharmacologic suppression of high cyclin E1 protein levels, for example through MGD induced degradation is expected to inhibit tumor growth, in line with the classical “oncogene addiction” paradigm.

Figure 69: CCNE1 (Cyclin E1) Drives Multiple Hallmark Cancer Mechanisms and is a Target for Solid Tumors with Deregulated Cyclin E1

CDT1
Cyclin E
MCMs
G0 – S progression
M
G1
G2
S
Cell cycle
progression/proliferation
Centrosome
duplication
Cyclin E
Cyclin E
CDK2
Cyclin E
MCM5
Cell death
and differentiation
Drug resistance

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

In vitro data

As shown in Figure 70, the cyclin E1-directed MGD MRT-55811 selectively degraded cyclin E1, led to downstream pathway suppression, and induced robust G1/S cell cycle arrest.

Figure 70: MRT-55811 is highly selective and showed biological activity in CCNE1-amplified cell lines

As shown in Figure 71, in addition to concentration-dependent cyclin E1 degradation, MRT-55811 treatment also led to parallel reduction of both phosphorylated and unphosphorylated forms of CDK2, as well as the downstream RB phosphorylation. Mass spectrometry assessment of ubiquitinated peptides following MRT-55811 treatment revealed that both cyclin E1 and the associated CDK2 protein were ubiquitinated, suggesting co-degradation of both components of the cyclin E1-CDK2 holoenzyme.

Figure 71: MRT-55811 Induced CCNE1-CDK2 Holoenzyme Degradation in CCNE1 Amplified Cell Lines

MRT-55811 showed superior differential suppression of tumor growth in CCNE1 dependent cell lines compared to clinical development-stage CDK2 inhibitors and S-phase protein kinase inhibitors (WEE1 inhibitor azernosertib and PKMYT1 inhibitor lunresertib),or clinical stage CDK4/6 inhibitors, as shown in Figure 72. Unlike MRT-55811, several tested clinical stage CDK2, WEE1, or PKMYT1 inhibitors did not fully recapitulate genetic dependency, potentially indicating off-target activity.

Figure 72: MRT-55811 Exhibits Superior Selectivity for Cancers with High CCNE1

In vivo data

When dosed orally as a single agent in preclinical cell line-derived xenograft models of CCNE1-amplified ovarian cancer, gastric cancer, and breast cancer, the cyclin E1-directed MGD MRT-55811 induced robust tumor growth suppression and regression in all three models, as shown in Figure 73.

Figure 73: MRT-55811 Treatment Resulted in Tumor Regression in CCNE1 Amplified Models

We expect to submit an IND application in 2026 for a cyclin E1-directed MGD.

CDK2-directed MGD molecules for the treatment of cancer

Cyclin dependent kinases, or CDKs, are a family of closely related kinases that regulate progression through the cell cycle. CDK activity is modulated by specific cyclins. For example, cyclin E1 binding activates CDK2, as shown in Figure 74. Importantly, increased activity and reliance on CDK2 due to cyclin E1 overexpression is thought to be one of the key mechanisms of resistance occurring in ER+ breast cancer patients when treated with CDK4/6 inhibitors such as ribociclib. Therefore, we believe that selective elimination of CDK2 using CDK2-directed MGDs may provide benefit to these patients. Previously reported small molecule inhibitors and PROTACs of CDK2 have been limited in their selectivity due to the high degree of similarity among the active sites of kinases, in particular within the CDK family itself. We have identified multiple MGD molecules that selectively promote the association of CDK2 and cereblon in vitro, while avoiding other CDKs. Through ongoing lead optimization chemistry, the most advanced compounds are orally bioavailable and can robustly and selectively induce CDK2 protein degradation in multiple cancer cell lines in vitro and in disease relevant models in vivo, leading to strong tumor growth inhibition.

Figure 74: CDK2 is One of the Key Regulators of the Cell Cycle

Palbociclib
Ribociclib
Abemaciclib
Cyclin D
CDK4/6
Cyclin B
CDK1
M
G1
Cyclin E
CDK2
G2
Cyclin A
CDK1
S
Cyclin A
CDK2
CDK2 MGD
(MRT)

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

In vitro data

Our lead CDK2-directed MGD MRT-51443 has shown the ability to selectively degrade CDK2 and reduce E2F pathway proteins in vitro, with no significant effect on other CDKs or other kinases, as shown in Figure 75. Our data also support that our CDK2 MGD MRT-51443 can block DNA replication during S phase in CDK2 dependent cells and inhibits cellular proliferation in a concentration-dependent manner.

Figure 75: CDK2-directed MGD MRT-51443 is Selective and Showed Biological Activity in a CDK2 Dependent Cell Line

MRT-51443 displayed superior selectivity compared to clinical CDK2 inhibitors, as shown in Figure 76. Clinical-stage CDK2 inhibitors show off-target activity in biochemical kinome profiling. CDK2 inhibitors, but not a CDK2 MGD, display CDK2-independent activity, as demonstrated by their suppression of cell proliferation in the absence of their primary target, CDK2.

Figure 76: CDK2-directed MGD Displayed Superior Selectivity Compared to CDK2 Inhibitors

Increased activity and reliance on CDK2 due to cyclin E1 overexpression is thought to be one of the key mechanisms of resistance occurring in ER+ breast cancer patients when treated with CDK4/6 inhibitors such as ribociclib. As shown in figure 77, the combination of MRT-51443 and ribociclib delayed resistance onset in in-vitro long term culture assays using a ER+ breast cancer cell line, suggesting that addition of a CDK2 MGD to standard of care therapy might have the potential to delay the occurrence of relapses in patients.

Figure 77: CDK2 MGD/Ribociclib Combination Delayed Resistance Onset

In vivo data

As shown in Figure 78, when dosed orally in preclinical models of ER-positive/HER2-negative breast cancer, MRT-51443 drove deep tumor regression in a triple combination with a CDK4/6 inhibitor (ribociclib) and endocrine therapy (fulvestrant) and substantially reduced tumor burden versus ribociclib + fulvestrant combination therapy alone.

Figure 78: CDK2 MGD Demonstrated Activity in Combination with CDK4/6 Inhibitor and Fulvestrant in ER+ Breast Cancer Model

Other programs

We are specifically focused on developing product candidates for target proteins that have been deemed undruggable or inadequately drugged. Our QuEENTM discovery engine was purpose-built to support the discovery and development of drugs that degrade a wide landscape of therapeutically relevant proteins by (i) systematically identifying therapeutically relevant target proteins that may be amenable to molecular glue-based degradation; and (ii) rationally designing MGD molecules that can be optimized towards high potency and selectivity, with properties that we believe to be favorable, so to become MGD product candidates. Our pipeline includes programs in I&I indications as well as in oncology. We also have early-stage efforts in areas including cardiovascular, metabolic and genetic diseases.

We believe that the strengths of MGDs align very well with requirements for I&I drugs, as shown in Figure 79. Namely, we have shown that MGDs can achieve deep degradation of target proteins in immune and blood cells as cereblon is expressed highly in those cells and in immune relevant sites and organs; the catalytic mechanism of action of MGDs drives a sustained pharmacodynamic effect, potentially allowing for dose regimens that are convenient for patients; the exquisite selectivity of MGDs enables a high therapeutic index; and MGDs have the potential to deplete both membrane receptors and intracellular signaling nodes critical for immune cell regulation.

Figure 79: MGD Strengths Align with I&I Requirements

We are advancing novel discovery programs for I&I targets that we believe have the potential to be highly differentiated, by designing oral MGD product candidates that are degrading undruggable targets in critical I&I pathways. These may include programs to degrade multiple undisclosed targets in Th1, Th2, and Th17-driven autoimmune conditions, as illustrated in Figure 80.

Figure 80: Degrading Undruggable Targets in Critical I&I Disease Pathways

Our services, collaboration and licenses agreements

Roche agreement

On October 16, 2023, Monte Rosa AG entered into a Collaboration and License Agreement with Roche Basel and Roche US, and together with Roche Basel, Roche, or the “Roche Agreement”. Pursuant to the Roche Agreement, the parties will seek to identify and MGDs against cancer or neurological disease targets using our proprietary drug discovery platform for an initial set of targets in oncology and neuroscience selected by Roche, with each target being subject for a limited time to certain substitution rights owned by Roche. We will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities.

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

To date through December 31, 2025, the Company has received $9.0 million and recorded a $7.0 million receivable related to Roche's decision to pay preclinical milestones. The Company has also received $3.0 million related to Roche's decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying consolidated balance sheet and recognized in revenue as the related research and development services are performed.

2024 Novartis agreement

On October 25, 2024, Monte Rosa AG and Novartis entered into a global exclusive development and commercialization license agreement, or the Novartis Agreement. Pursuant to the Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160. We were responsible for completing the Phase 1 clinical studies and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

Pursuant to the Novartis Agreement, in December 2024, we received from Novartis a non-refundable upfront payment of $150 million, and we are eligible to receive from Novartis (1) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestone payments in connection with sales outside of the United States, and (2) tiered royalties on sales outside of the United States. Novartis will be responsible for costs associated with Phase 2 clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestone payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively. The Novartis Agreement includes customary termination provisions, including Novartis’ ability to terminate the Novartis Agreement in its entirety.

2025 Novartis License Agreement

In September 2025, Monte Rosa AG entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply its proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

Under the agreement, the Company received a $120.0 million non-refundable upfront payment from Novartis. The Company is entitled to receive further payments from Novartis to maintain the Options totaling up to $60.0 million, and is also eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestone payments up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. We will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

Competition

The biotechnology industry is extremely competitive in the race to develop new products and the industry is characterized by a high level of innovation and strong emphasis on proprietary products and intellectual property rights. While we believe we have significant competitive advantages due to our management team’s years of expertise in protein degradation, molecular glues and clinical and preclinical development of precision medicines in general, coupled with our unique scientific expertise and our growing portfolio of intellectual property rights, we currently face and will continue to face competition for our development programs from other companies that develop heterobifunctional degraders, similar MGDs or have protein degradation development platforms and their own associated intellectual property. Our competition will also include companies focused on existing and novel therapeutic modalities such as small molecule inhibitors antibodies and gene therapies. The competition is likely to come from multiple sources, including large and specialty pharmaceutical companies, biotechnology companies and academic institutions that are in the business of research, development, manufacturing and commercialization. Moreover, the existence of large numbers of patents and frequent allegations of patent infringement is typical in our industry.

The main competitors in our efforts to develop targeted protein degraders or MGD therapeutics for patients include, but are not limited to, C4 Therapeutics, Inc., Nurix Therapeutics, Inc., Kymera Therapeutics, Inc., Bristol-Myers Squibb, and Novartis, all of whom have reported having TPD or MGD product candidates in preclinical or clinical development. Several other large pharmaceutical companies have disclosed investments in the TPD field. In addition to competition we face in developing TPD or MGD therapeutics, we will also face competition in the indications we expect to pursue with our GSPT1, NEK7, and CCNE1/CDK2 programs, including, but not limited to, programs from AstraZeneca, Roche, Novo Nordisk, Novartis, Ventyx Biosciences, BioAge Labs, NodThera, Pfizer, Merck, BeOne Medicines, and Incyte Corporation.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently contract with third-party contract manufacturing organizations, or CMOs, for the manufacture of our product candidates and we intend to continue to do so in the future. We rely on and expect to continue to engage with third-party manufacturers for the production of both drug substance and finished drug product. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Should any of these manufacturers become unavailable to us or their services to us become delayed for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

Intellectual property

We are an innovation-driven company and we seek to aggressively protect the innovations, intellectual property, and proprietary technology that we generate that we consider important to our business, including the pursuit of patent applications that cover our product candidates and methods of using the same, innovations around our industry leading QuEENTM discovery engine and our proprietary library of MGDs, as well as any other relevant innovations, inventions, and improvements that are considered commercially relevant to the development of our business and to maintain our perceived competitive advantages. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. For our product candidates, we generally pursue patent protection covering compositions of matter, pharmaceutical compositions, methods of use, including combination therapies, methods of administration including dosing methods, methods for monitoring potential clinical events, compositions and methods for personalizing, monitoring, and potentially refining clinical use, including biomarkers, processes of manufacture and process intermediates, where relevant. For our QuEENTM discovery engine, we pursue patent protection covering our approaches, methods, and research and development tools. We continually assess and iteratively refine our intellectual property strategies as we develop new innovations and product candidates. We continue to invest in filing additional patent applications based on our intellectual property strategies to build value in our business and/or to improve our business and partnering opportunities, where appropriate.

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

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty, or PCT, patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and the validity and/or enforceability of any of our issued patents may be challenged by third parties. Further, as with other companies, the patents we may obtain do not guarantee us the right to practice our technology in relation to the commercialization of our products. With respect to obtaining issued patents, here in the United States as well as in other jurisdictions of interest to our business, the patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. Further, the laws governing the protection of intellectual property may change over time due to the issuance of new judicial decisions or the passage of new laws, rules or regulations. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and its scope can be reinterpreted and challenged even after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protected by valid, enforceable patents. We also cannot predict whether the patent applications we currently pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (referred to as a patent term extension) or by delays encountered during patent prosecution that are caused by the United States Patent and Trademark Office (referred to as patent term adjustment). For example, the Hatch-Waxman Act permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the ordinary expiration date of one patent that covers the approved drug or its use. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval and only one patent covering an approved drug or its method of use may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks may also be available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions for our products on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether extensions of this nature should be granted and, even if granted, the length of these extensions. Further, even if any of our patents are extended or adjusted, those patents, including the extended or adjusted portion of those patents, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Patents and Patent Applications

As of December 31, 2025, we solely owned a patent portfolio that included fifty-three (53) pending patent families, including pending patent applications filed under the PCT, national and regional phase patent applications, and multiple pending United States provisional patent applications. Our portfolio is built to cover our MGDs product candidates and various uses thereof, and our industry-leading QuEENTM discovery engine, as further described below. Patent prosecution related to our portfolio is currently in the early stages and, as such, only four patent applications have proceeded to grant in the United States.

Wholly Owned Product Candidates

With respect to our GSPT1 program, as of December 31, 2025, our portfolio included two granted US patents, two pending PCT patent applications, ten pending non-provisional patent applications in the United States, and pending patent applications in Australia, Canada, Chile, China, Europe, Israel, India, Japan, Mexico, Nigeria, New Zealand, Singapore and South Africa, and two U.S. provisional patent applications. These patents and patent applications cover various GSPT1-directed MGDs and uses thereof, including methods of treatment, pharmaceutical formulations of a GSPT1-directed MGD, processes for making GSPT1-directed MGDs, combinations comprising various GSPT1-directed MGDs, and biomarkers related to use of our GSPT1-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patent covering our GSPT1-directed MGDs, if such patent is issued, would be 2040, excluding any additional term available for patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our NEK7 program, as of December 31, 2025, our portfolio included one granted U.S. patent, three pending PCT patent applications and four U.S. provisional patent applications that cover various NEK7-directed MGDs and uses thereof, including methods of treatment, processes for making various NEK7-directed

MGDs, combinations comprising various NEK7-directed MGDs, and pharmaceutical formulations of a NEK7-directed MGD. The earliest scheduled expiration of any U.S. or foreign patents issuing from these patent applications, if such patents are issued, would be 2044, excluding any additional term available for patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our CDK2 program, as of December 31, 2025, our portfolio included four pending PCT applications, three pending non-provisional patent applications in the United States, and pending patent applications in Australia, Canada, Chile, China, Europe, Israel, India, Japan, Korea, Mexico, New Zealand, Singapore and South Africa that cover various CDK2-directed MGDs and uses thereof, and combinations comprising various CDK2-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patents issuing from these patent applications, if such patents are issued, would be 2042, excluding any additional term available for patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our CCNE1 program, as of December 31, 2025, our portfolio included one pending PCT patent application that covers CCNE1-directed MGDs. The earliest scheduled expiration of any U.S. or foreign patents issuing from this PCT application, if such patents are issued, would be 2045, excluding any additional term available for patent term adjustment or patent term extension, and assuming timely payment of all applicable maintenance or annuity fees.

With respect to our VAV1 program, on October 25, 2024, the patent rights protecting our VAV1 MGDs were exclusively licensed to Novartis Pharma AG.

QuEENTM discovery engine

With respect to our QuEENTM discovery engine, as of December 31, 2025, our portfolio included two pending PCT patent applications, seven pending U.S. non-provisional patent applications, three U.S. provisional patent applications, and three pending European patent applications, that protect our QuEENTM discovery engine and uses thereof for the design, discovery, and development of MGD product candidates. The earliest scheduled expiration of any U.S. or foreign patent issuing from these U.S. provisional patent applications, if such patents are issued, would be 2042, excluding any available additional term for patent term adjustment or patent term extension.

Trademarks

As of December 31, 2025, we owned various registered and unregistered trademarks in Australia, Canada, China, Japan, Switzerland and the United States, including Monte Rosa, Monte Rosa Therapeutics and our housemark ‘M’ logo.

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
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations, to establish the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of a NDA;
•
a determination by the FDA within 60 days of its receipt of a New Drug Application, or an NDA, to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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
•
Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled clinical trials have been required by the FDA for approval of an NDA, although there are known exceptions, particularly for rare diseases. FDA leadership announced in February 2026 that the FDA will, going forward, adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, can serve as the basis of approval for novel products.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected AEs, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

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

Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted Accelerated Approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

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

Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

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

Under the One Big Beautiful Bill Act of 2025, or OBBBA, imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

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

Prescription drug pricing in the United States is subject to significant political, legislative, and regulatory scrutiny. In recent years, Congress and federal and state agencies have considered and adopted measures aimed at increasing pricing transparency, reducing drug costs under government programs, reforming reimbursement methodologies, and examining manufacturer patient assistance programs. In 2025, the Trump Administration issued executive actions and supported regulatory initiatives focused on implementing most-favored-nation, or MFN, pricing concepts and expanding direct-to-consumer sales models, and CMS proposed multiple reimbursement models that would incorporate international reference pricing benchmarks into Medicare and Medicaid payment structures. These initiatives, if implemented, could adversely affect the prices that manufacturers are able to obtain for prescription drugs in the United States. Although certain proposals remain subject to rulemaking, legal challenge, or voluntary participation, continued efforts to regulate or constrain drug pricing could materially impact our future revenue, pricing flexibility, and commercial strategy if our product candidates are approved.

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

•
Analogous state law equivalents of each of the above U.S. federal laws and similar healthcare laws and regulations in the EU and other jurisdictions, such, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state and local marketing and/or transparency laws applicable to manufacturers that may be broader in scope than the federal requirements; state laws that require the reporting of information related to drug pricing; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; state and local laws that require the licensure and/or registration of pharmaceutical sales representatives; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information and/or other health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties. Finally, there are state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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

Privacy data protection, and security laws and regulations

We may be subject to Swiss, European, US federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security) which provide additional privacy restrictions. For example, in the European Economic Area, or EEA, and United Kingdom, or UK, the collection and use of personal data including health information is governed by the provisions of the General Data Protection Regulation, or the EU GDPR, and the UK’s implementation of the same, or the UK GDPR, and collectively the GDPR, as well as national data protection laws in force in relevant EEA Member States and the UK (including the UK Data Protection Act 2018 and the UK Data (Use and Access) Act 2025. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, such as requirements relating to ensuring a legal basis or condition applies to the processing of personal data, transferring such information outside the EEA/UK, including to the U.S. (see below), expanded disclosures to individuals regarding the processing of their personal data, implementing safeguards to keep personal data secure, having data processing agreements with third parties who process personal data, providing information to individuals regarding data processing activities, responding to individuals’ requests to exercise their rights in respect of their personal data, if required obtaining consent of the individuals to whom the personal data relates, reporting security and privacy breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20,000,000 (£17.5 million for the UK GDPR) or 4% of our corporate group's total annual global revenue from the proceeding year, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure continued compliance with GDPR, which may be onerous and adversely affect our business, financial condition, results of operations and prospects. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

The GDPR imposes strict rules on the transfer of personal data outside of the EEA/UK to third countries, including the United States in certain circumstances, unless a valid GDPR mechanism (e.g., the European Commission issued Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Addendum/Agreement, or UK IDTA) is put in place, or an international transfer derogation exists under the GDPR. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments. Further, the EU and United States have agreed to an adequacy decision for the EU-U.S. Data Privacy Framework, or the "Framework,” which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure, and there may be further divergence on international transfer safeguards in the future, including with regard to administrative burdens. The international transfer obligations under the EEA and UK data protection regimes will require effort and cost and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data. Any inability to transfer personal data from the UK and EEA to the U.S (and other third countries) in compliance with data protection laws may adversely affect our operations and our business and financial position. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission or EC issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA also remain free flowing.

The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the UK and EEA, creating additional regulatory uncertainty. For example, the UK Data (Use and Access) Act 2025, now in force, further differentiates the UK and EU data protection regimes. In December 2025, the European Commission adopted a decision determining that the UK continues to provide a level of data protection that is “essentially equivalent” to the EU standards and extended the validity of the UK adequacy decision for six years, through to December 2031. While this renewal reduces immediate adequacy concerns, uncertainty remains regarding how UK data protection laws will evolve in the medium to longer term. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may affect our efforts to maintain a harmonized approach to processing European personal data and expose us to two parallel regimes where the UK GDPR and EU GDPR both apply with differing interpretation and enforcement approaches. This could increase our legal risk, uncertainty, complexity and compliance cost associated with the handling of European personal data, and may require us to adapt our privacy and data security compliance programs to account for legal and regulatory divergence between the UK and EEA. Further, EU Member States have adopted implementing national laws to implement the EU GDPR which may partially deviate from the EU GDPR and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA.

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

Further, as of January 1, 2023, the California Privacy Rights Act (CPRA), amended the CCPA and created additional obligations with respect to processing and storing personal information and sensitive personal information. While the CCPA contains an exception for activities that are subject to HIPAA, we cannot yet determine the impact the CCPA and other such future laws, regulations and standards may have on our business

Numerous U.S. states have passed similar consumer privacy laws. Like the CCPA, these laws grant consumers rights in relation to their personal information and impose new obligations on regulated businesses, including, in some instances, broader data security requirements. Such legislation adds additional complexity, variation in requirements, restrictions and potential legal risk, requiring additional investment of resources in compliance programs, impacting our strategies and the availability of previously useful data which may result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. State laws are changing rapidly and there are discussions in the U.S. Congress of new comprehensive federal data privacy laws to which we could become subject to, if enacted.

Furthermore, other states have proposed or enacted legislation that is focused on more narrow aspects of privacy. In the state of Washington, for example, the My Health My Data Act requires regulated entities to obtain consent to collect health information, grants consumers certain rights, including to request deletion of their information, and provides for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims. Additionally, a small number of states have enacted laws that specifically target the collection and use of biometric information.

At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Marketing authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. This process depends, among other things, on the nature of the medicinal product, but the two routes are either the centralized authorization procedure or one of the national authorization procedures.

•
Centralized procedure—Under the centralized procedure, following the opinion of the European Medicines Agency’s, or EMA’s, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid across the EU as well as the additional states of the EEA (Iceland, Norway and Liechtenstein). The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, (i.e. HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions and viral diseases), and officially designated orphan medicinal products. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use, or CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for certain expedited development and review programs, such as the EMA’s PRIME scheme, which provides incentives similar to the Breakthrough Therapy Designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, however this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.
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

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance by the EMA or the relevant national competent authority, as applicable.

Data and market exclusivity

In the EU, upon receiving an MA, innovative medicinal products, sometimes referred to as new active substances (i.e., reference products) generally qualify for eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the non-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic/biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an MA for one or more new therapeutic indications which, during the scientific evaluation prior to their MA, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EMA or Member State regulatory authorities to be a new active substance, and products may not qualify for data exclusivity. Even if a product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Reform of the Regulatory Framework in the EU

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals, and in June 2025, the Council of the EU adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Brexit and the regulatory framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK. As a result of the Northern Ireland protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain or GB, for a period following Brexit, which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the Medicines and Healthcare products Regulatory Agency, or MHRA, with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide MA will be granted by the MHRA for medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require, for packs placed on the UK market on or after January 1, 2025, a “UK Only” label, indicating they are not for sale in the EU. However, although separate authorization is now required to market medicinal products in the UK, since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the medicines regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the U.S., and the EMA in the EU) when considering an application for a UK marketing authorization. There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MAA. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK (rather than the EU) must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

Employees and human capital resources

As of December 31, 2025, we had 150 full-time employees, of which 71 have M.D. or Ph.D. degrees. Within our workforce, 118 employees are engaged in research and development and 32 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Available Information

Investors and others should note that we announce material information to our investors using our investor relations website (https://ir.monterosatx.com/), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media, including LinkedIn and our X (@MonteRosaTx), to communicate with the public about our company, our business, our product candidates and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website. Information that is contained in and can be accessed through our website or our social media posts are not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

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

Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. Since our formation as Monte Rosa Therapeutics AG in 2018, our operations have been limited primarily to organizing and staffing our company, business planning, raising capital, researching and developing our Quantitative and Engineered Elimination of Neosubstrates drug discovery engine, or our QuEENTM discovery engine, building our proprietary library of MGDs, developing our pipeline of product candidates, building our intellectual property portfolio, entering into collaboration agreements, undertaking preclinical and IND-enabling studies of our product candidates, and conducting our first clinical trials for MRT-2359, MRT-6160, and MRT-8102. We have never generated any revenue from drug sales. We have not obtained regulatory approvals for any of our current or future product candidates.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library, and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes and our convertible preferred stock to outside investors in private equity financings, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions. As of December 31, 2025, our cash, cash equivalents, restricted cash and marketable securities were $382.1 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $477.2 million as of December 31, 2025. For the years ended December 31, 2025 and 2024, we reported net losses of $38.6 million and $72.7 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial for MRT-8102, our NEK7-directed MGD being developed for the treatment of inflammatory conditions driven by the NLRP3 inflammasome, IL-1β, and IL-6;
•
continue preclinical activities for our CDK2, CCNE1 and other currently undisclosed programs;

•
co-fund any global clinical development of Phase 3 onward;
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

In addition, if we obtain marketing approval for our current or future product candidates, we will incur significant expenses relating to our commercialization of such product candidates via our sales, marketing, product manufacturing and distribution efforts. Because of the numerous risks and uncertainties associated with developing pharmaceutical drugs, including in light of any economic fluctuations, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We are very early in our development efforts. Several of our programs are still in the preclinical stages of drug development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our ability to become profitable depends upon our ability to generate revenue. To date we have not generated any revenue from our product candidates, and we do not expect to generate any revenue from the sale of drugs in the near future. We do not expect to generate revenue from product sales unless and until we complete the development of, obtain marketing approval for, and begin to sell, one or more of our product candidates. We are also unable to predict when, if ever, we will be able to generate revenue from such product candidates due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•
our plans to submit IND applications to the FDA for our current or future product candidates;
•
our ability to timely and successfully complete preclinical studies and clinical trials for our product candidates including MRT-2359, MRT-6160, MRT-8102, and our GSPT1, VAV1, NEK7, CDK2, our other currently undisclosed programs, and other current or future product candidates;
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

We are currently finalizing our Phase 1/2 trial of MRT-2359 and our Phase 1 trial of MRT-8102 and we are preparing to advance both programs into Phase 2 clinical studies, we are advancing multiple late stage preclinical programs, including our CCNE1 program toward IND filing, and multiple discovery programs through the preclinical stages of drug development across a number of potential indications, and we are continuously discovering additional targets as candidates for new discovery programs via our prolific QuEENTM MGD discovery engine. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur significant additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We cannot be certain that additional funding will be available on acceptable terms, or at all. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, including use of our "at-the-market" program with Jefferies LLC, or Jefferies, debt financings, governmental funding, collaborations, such as our collaboration with Roche, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, such as our licensing arrangement with Novartis. If we are unable to raise capital or generate revenue when needed or on attractive terms, we would be forced to delay, reduce or eliminate our discovery and preclinical development programs or any future commercialization efforts. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Since our initial public offering, or IPO, we have raised additional capital through the issuance and sale of our common stock and warrants to purchase our common stock, including a registered direct offering in October 2023 which raised aggregate net proceeds of approximately $24.9 million after deducting offering expenses, an underwritten public offering in May 2024 which raised aggregate net proceeds of $96.4 million after deducting offering expenses, an underwritten public offering in January 2026 which raised aggregate net proceeds of approximately $323.8 million after deducting offering expenses, collaboration and license agreements with Roche and Novartis and in “at-the-market” offerings, pursuant to an Open Market Sale Agreement with Jefferies which provided for the offering, issuance and sale of our common stock. We expect that our existing cash and cash equivalents and marketable securities, together with the proceeds from the 2026 Offering, will be sufficient to fund our operation into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate also assumes that we do not obtain any additional funding through collaborations and licenses, such as our collaboration with Roche and our licenses to Novartis, or other strategic alliances. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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
•
the achievement of milestones or occurrence of other developments that trigger payments, including potential royalty payments, under our existing Collaboration and License Agreement with Roche and our existing License Agreements with Novartis, or any additional collaboration agreements we obtain;
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

All of our pipeline programs other than MRT-2359, MRT-6160, and MRT-8102 are currently in preclinical development. The preclinical studies and future clinical trials of our current or future product candidates are, and the manufacturing and marketing of our current or future product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test or, if approved, market any of our current or future product candidates. Before obtaining regulatory approvals for the commercial sale of any of our current or future product candidates, we must demonstrate through preclinical studies and clinical trials that each product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our preclinical studies and clinical trials. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources beyond the proceeds we raised in our IPO. Of the large number of drugs in development in the U.S., only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized, with similarly low rates of success for drugs in development in the European Union obtaining regulatory approval from the European Commission. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical trials, we cannot assure you that any of our current or future product candidates will be successfully developed or commercialized.

We are not permitted to market our current or future product candidates in the U.S. until we receive approval of an NDA from the FDA, or in the European Union (and the EEA, where applicable), until we receive approval of a marketing authorization application, or an MAA, from the European Commission, or in any other foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA or MAA is a complex, lengthy, expensive, and uncertain process, and the FDA or EMA may delay, limit or deny approval of any of our current or future product candidates for many reasons, including, among others:

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

We may not be able to initiate our planned clinical trials or continue our ongoing trials on a timely basis or at all if we are unable to recruit and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the U.S. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

In order to obtain FDA approval to market a new small molecule product, we must demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Clinical testing is expensive, time-consuming and subject to uncertainty. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our planned and future INDs in the United States. Other than MRT-2359, MRT-6160, and MRT-8102, which are being clinically evaluated, we are currently selecting development candidates or lead development candidates for preclinical development. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. We cannot be sure that we will be able to submit INDs or similar applications with respect to our other product candidates on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of preliminary or topline data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. For example, in December 2025, we announced interim data from our ongoing Phase 1/2 clinical study evaluating MRT-2359 in combination with enzalutamide in heavily pretreated patients with metastatic Castration-Resistant Prostate Cancer, or CRPC. While the interim clinical data from the study demonstrated that treatment with MRT-2359 in combination with enzalutamide in mCRPC patients with androgen receptor, or AR, mutations, led to a 100% PSA response rate (4 of 4 patients) and a 100% disease control rate, including 2 patients with RECIST responses and 2 with stable disease, we cannot be certain that the final data will demonstrate the same results, or that we will be able to draw the same conclusions from the final data (data for MRT-2359 was updated in February 2026, as described herein). Similarly, in January 2026 we announced positive interim data from our ongoing Phase 1 trial of MRT-8102, which showed reductions in serum hsCRP after four weeks of dosing, although we cannot be certain that final data, including in additional subjects with elevated CVD risk, will demonstrate the same results. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

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

We were granted Fast Track Designations for MRT-2359 for the treatment of patients with previously treated, metastatic small cell lung cancer (SCLC) with L-MYC or N-MYC expression and MRT-2359 for the treatment of patients with previously treated, metastatic NSCLC with L-MYC or N-MYC expression. We may seek additional Fast Track Designations for one or more of our current or future product candidates, as appropriate. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The sponsor of a product candidate with Fast Track Designation has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. Such product candidate may also be eligible for rolling review, where the FDA may consider reviewing sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular current or future product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for certain current or future product candidates, such as the Fast Track Designation we received for MRT-2359, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another MAA for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

Significant uncertainty exists as to the coverage and reimbursement status of any products for which we may obtain regulatory approval. In the U.S. and in other countries, sales of any products for which we may receive regulatory marketing approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government healthcare programs (e.g., Medicare and Medicaid), managed care providers, private health insurers, health maintenance organizations and other organizations. These third-party payors decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and other third-party payors is essential for most patients to be able to afford treatments such as targeted protein degradation therapies. Third-party payors may also impose formulary placement requirements, utilization management controls, prior authorization or step therapy requirements, or patient cost-sharing obligations that could limit access to or adoption of our products, even if regulatory approval is obtained. See the section of this report titled, “Business – Government Regulation – Third-party payor coverage and reimbursement.”

Current and future healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States and in some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes intended to broaden access to healthcare, improve the quality of healthcare, and contain or lower the cost of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected drug products to potential competition by lower-cost biosimilars, expanded the types of entities eligible for the 340B drug discount program, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program - later replaced by a similar program under the Inflation Reduction Act of 2022 - under which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during certain coverage periods, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. See the section of this report titled, “Business – Government Regulation - Current and future healthcare reform legislation.”

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, affect coverage or reimbursement criteria, or otherwise increase pricing pressure, which could result in reduced demand for our current or future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our relationships with customers, health care providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished future profits and earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any current or future product candidates for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors and customers may expose us to broadly applicable federal and state laws relating to fraud and abuse, as well as other healthcare laws and regulations. These laws may impact, among other things, the business or financial arrangements and relationships through which we market, sell and distribute any current or future product candidates for which we obtain marketing approval. These laws are complex, broadly interpreted, and subject to evolving enforcement priorities. See the section of this report titled, "Business - Government Regulation – Other healthcare laws and regulations.”

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU and UK. The provision of benefits or advantages to induce improper performance generally is governed by the national anti-bribery laws of EU Member States, and the UK Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Significant political, trade, regulatory developments, and other circumstances beyond our control, including geopolitical events, could have a material adverse effect on our financial condition or results of operations.

We operate beyond the United States and, if approved, we may sell our products in countries throughout the world. Significant political, trade, geopolitical or regulatory developments globally and in the jurisdictions in which we may sell our products are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, geopolitical and economic conditions, including U.S. trade policies or the recent U.S. and Israeli military action in Iran and effects thereof, could have a material adverse effect on our financial condition or results of operations.

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

Although we have reduced the work done by this supplier, continued Ukrainian geopolitical developments, including military activities related to Russia’s invasion of Ukraine, could adversely affect the ability for such supplier to meet our ongoing demand. We also have a supplier based in China which supplies us with services and materials to support the ongoing expansion of our library of MGDs and materials for use in the preclinical and clinical development of our product candidates, including for MRT-2359, and recent changes in U.S.-China trade policies, and a number of other economic and geopolitical factors both in China and abroad could affect the ability for such supplier to meet our ongoing demand. Disruptions in our suppliers ability to meet our ongoing demand could have an adverse effect on our business and could have a material adverse effect on our business, financial condition, results of operations or prospects.

We have entered into a Collaboration and License Agreement with Roche, and pursuant to the terms of that agreement, are dependent on Roche for certain development and commercialization activities with respect to certain of our product candidates.

In October 2023, we announced that Monte Rosa Therapeutics AG, our wholly-owned subsidiary, or Monte Rosa AG, entered into a Collaboration and License Agreement with F. Hoffmann-La Roche Ltd, or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel, Roche, or the “Roche Agreement.” Pursuant to the Roche Agreement, we and Roche will seek to identify and develop MGDs against cancer or neurological disease targets using our proprietary drug discovery engine for an initial set of targets in oncology and neuroscience selected by Roche, with each target being subject for a limited time to certain substitution rights owned by Roche. Pursuant to the Roche Agreement, we will lead preclinical discovery and research activities until a defined point. Upon such point, Roche gains the right to exclusively pursue further preclinical and clinical development activities. Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The research collaboration activities governed by the Roche Agreement will be overseen by a joint research committee. Pursuant to the Roche Agreement, Under the terms of the agreement, we received an upfront payment of $50 million, and are eligible to receive future preclinical, clinical, commercial and sales milestone payments that could exceed $2 billion, including up to $172 million for achieving preclinical milestones. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

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

We have entered into License Agreements with Novartis, and pursuant to the terms of that agreement, are dependent on Novartis for certain development and commercialization activities with respect to certain of our product candidates.

In October 2024, we announced that Monte Rosa AG entered into a License Agreement with Novartis, or the 2024 Novartis Agreement. Pursuant to the 2024 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently advancing into Phase 2 clinical development for immune-mediated conditions. We were responsible for completing Phase 1 clinical studies and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the 2024 Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee. Pursuant to the 2024 Novartis Agreement, we received from Novartis an upfront payment of $150 million and are eligible to receive (1) up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestone payments in connection with sales outside of the United States, and (2) tiered royalties on sales outside of the United States. We were responsible for costs associated with Phase 1 clinical studies and Novartis is responsible for costs associated with any subsequent clinical studies. We and

Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the United States. We have defined opportunities to opt out of the net profit and loss sharing arrangement, in such case, sales in the United States would be entitled to the potential sales milestone payments and tiered royalties on sales available outside of the United States. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Development Committee and Commercialization Committee, respectively.

In September 2025, our wholly-owned subsidiary Monte Rosa Therapeutics AG entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and together with the programs, the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, and together with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ product engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized

Both the 2024 Novartis Agreement and the 2025 Novartis Agreement include customary termination provisions, including Novartis’ ability to terminate the agreements in their entirety. If Novartis elects to exercise these termination rights, it will result in a delay in or could prevent us from developing or commercializing certain product candidates. Further, disputes may arise between us and Novartis, which may delay or cause the termination of these agreements, result in significant litigation, cause Novartis to act in a manner that is not in our best interest or cause us to seek another collaborator or proceed with development, commercialization and funding on our own. If we seek a new collaborator but are unable to do so on acceptable terms, or at all, or do not have sufficient funds to conduct the development or commercialization of such development candidates we may have to curtail or abandon that development or commercialization, which could harm our business.

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

We are engaged in a strategic collaboration and may in the future form or seek strategic alliances or acquisitions, create joint ventures, or enter into additional collaboration and licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our current product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. For example, on October 16, 2023, we entered into the Agreement with Roche for the discovery and development of MGDs against targets in cancer and neurological diseases. Pursuant to the terms of the Agreement, we granted to Roche an exclusive license to use certain of our platform technology for the exploitation of compounds and products discovered and developed under the arrangement. In October 2024, we announced a global exclusive development and commercialization license agreement with Novartis to advance VAV1 MGDs, including MRT-6160, currently in Phase 1 clinical development for various immune-related conditions. Further, in September 2025, we announced an agreement to collaborate with Novartis to develop novel degraders for immune- mediated diseases.

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

We rely upon a combination of patents, trademarks, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and technologies and to prevent third parties from copying and surpassing our achievements, thus eroding our competitive position in our market. Our commercial success depends in part on our ability to obtain and maintain patent or other intellectual property protection in the U.S. and other countries for our current or future product candidates and our core technologies, including our proprietary QuEENTM discovery engine, our GSPT1 program, including our clinical stage product candidate named MRT-2359, our VAV1 program, including our clinical stage product candidate named MRT-6160, our NEK7 program, including our clinical stage product candidate named MRT-8102, and our CDK2 and CCNE1 programs, which are our three most advanced preclinical stage pipeline programs, as well as our proprietary compound library and other know-how. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the U.S. and abroad related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business.

As of December 31, 2025, we owned fifty-three patent families related to our QuEENTM discovery engine, our CCNE1 program, our CDK2 program, our NEK7 program, our VAV1 program, our GSPT1 program, including GSPT1-directed MGDs and biomarkers related to these compounds, and another early stage preclinical program. We currently own four issued U.S. patents. Further, patent prosecution related to our pending patent applications is on-going.

As of December 31, 2025, our patent portfolio related to our QuEENTM discovery engine included twelve patent families, our patent portfolio related to our GSPT1 program included fourteen patent families, our patent portfolio related to our NEK7 program included seven patent families, our patent portfolio related to our CDK2 program included seven patent families and our patent portfolio related to our CCNE1 program included one patent family. Our patent portfolio related to our VAV1 program has been exclusively licensed to Novartis. Patent term adjustments, supplementary protection certificate filings, or patent term extensions could result in later expiration dates in various countries, while terminal disclaimers could result in earlier expiration dates in the U.S.

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

The Collaboration and License Agreement with Roche and the License Agreements with Novartis under which we currently license intellectual property or technology are complex, and certain provisions in such agreement, or other future collaboration and license agreements, may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease what we believe to be the financial or other obligations of our licensee under the relevant agreement, any of which could materially harm our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements or obtain additional licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected products or product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

We continue to build and integrate AI into our business, in particular as a component of our QuEENTM drug discovery engine, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act, or the “AI Act,” originally entered into force in August 2024 and is expected to undergo amendments as introduced in the EU’s November 2025 Digital Omnibus on AI which will come into effect in August 2026. As enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

Likewise, in the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued a draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

We are highly dependent on the research and development, clinical and business development expertise of Markus Warmuth, M.D., our Chief Executive Officer, John Castle, Ph.D., our Chief Data and Information Officer, Sharon Townson, our Chief Scientific Officer, Filip Janku, our Chief Medical Officer, Philip Nickson, our Chief Business and Legal Officer, Jennifer Champoux, our Chief Operating Officer, Magnus Walter, our Chief Technology Officer, and Andrew Funderburk, our Chief Investor Relations and Strategy Officer, as well as the other principal members of our management and scientific teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of December 31, 2025, we had 150 full-time employees. We expect to increase our number of employees and the scope of our operations, including the areas of data sciences, platform biology and chemistry, drug discovery, clinical development, finance, business development, and legal. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our current or future product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our current or future product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and new laws continue to be proposed. At the state level, numerous states have or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations while other states have focused on more narrow aspects of privacy. In the state of Washington, for example, the My Health My Data Act requires regulated entities to obtain consent to collect health information, grant consumers certain rights, including to request deletion of their information, and provide for robust enforcement mechanisms, including enforcement by the Washington state attorney-general and a private right of action for consumer claims.

Outside of the United States, many jurisdictions have enacted stringent privacy and data protection laws. The collection, use, disclosure, transfer or other processing of personal data originating from the European Economic Area, or EEA, and United Kingdom, or UK, is governed by the General Data Protection Regulation, or EU GDPR, and the UK General Data Protection Regulation, or UK GDPR, which, together with the EU GDPR, is referred to as the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU and UK, including, for example, ensuring an appropriate legal basis or condition applies to the processing of personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU and UK to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data. Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000 (or £17.5 million in the UK) or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. For additional information on these regimes, see “Government Regulation—Privacy and data protection laws and regulations”. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance, and despite those efforts, if we fail, or are perceived to fail, to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our reputation, business, financial condition and results of operations.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, such as our collaboration with Roche, strategic alliances and marketing, distribution or licensing arrangements, such as our licenses to Novartis. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that materially adversely affect their rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. Based upon the number of shares of common stock, on an as-converted basis, outstanding as of March 2, 2026, we have outstanding a total of 80,015,667 shares of common stock.

We previously entered into an Open Market Sale Agreement with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings under our registration statement on Form S-3ASR (File No. 333-293389), or the 2026 Automatic Shelf Registration Statement, and subject to the limitations thereof. We will pay to the Jefferies cash commissions of up to 3.0% of the aggregate gross proceeds of sales of common stock under the Open Market Sale Agreement. Sales of common stock, debt securities or other equity securities by us may represent a significant percentage of our common stock currently outstanding. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under the 2026 Automatic Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly. To date no shares have been sold pursuant to the Open Market Sale Agreement under our 2026 Automatic Shelf Registration Statement.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of our IPO, or December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2025, we had federal net operating loss carryforwards of $10.0 million and federal tax credits of $5.5 million. The Company's federal net operating loss carryforwards have an indefinite life and federal tax credit carryforwards begin to expire in 2040. The Company also had gross state NOLs of $26.0 million that begin to expire in 2039. As of December 31, 2025, we had gross foreign net operating loss carryforwards of $374.5 million that begin to expire in 2029. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses or tax credits, or NOLs or credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

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

For example, the One Big Beautiful Bill Act, or the OBBBA, was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, for instance, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have had an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized under Section 174 of the Code. In addition, the OBBBA provides that, for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

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

Item 2. Properties

Our principal offices occupy approximately 63,327 square feet of office and laboratory space at 321 Harrison Avenue, Suite 900, Boston, Massachusetts, 02118, which has served as our headquarters since the second quarter of 2023. Our obligation to pay rent pursuant to the lease began on December 21, 2022. The initial term of the lease is 128 months following April 1, 2022. The annual base rent under the lease is $95 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees. We have the option to extend the lease once for five years upon notice to the Landlord at least one year prior to the end of the then-current term. We also have the option to sublet the Premises on the terms and conditions set forth in the lease.

We have an additional location used for office and laboratory space that occupies approximately 21,422 square feet located in Basel-City, Switzerland. In April 2023, we amended the lease to increase the square footage of the office and laboratory space to 44,685 square feet and extended the lease term through June 2027.

We believe that our facilities are adequate for our current needs and for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 17, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock began trading on The Nasdaq Global Select Market on June 24, 2021, under the symbol “GLUE”. Prior to that time, there was no public market for our common stock.

Holders of record

As of March 2, 2026, we had approximately 4 holders of record for our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation discovery engine, called QuEENTM, to enable our unique and target-centric MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions, inclusive of approximately $345 million gross proceeds raised through an underwritten public offering, or the 2026 Offering, subsequent to December 31, 2025, which is discussed in Note 16, Subsequent events, to our consolidated financial statements appearing elsewhere in this Annual Report.

Since inception, we have had significant operating losses. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. For the years ended December 31, 2025 and 2024, we reported net losses of $38.6 million and $72.7 million, respectively. As of December 31, 2025, we had an accumulated deficit of $477.2 million and $382.1 million in cash, cash equivalents, restricted cash, and marketable securities. Aggregate net proceeds from the 2026 Offering were approximately $323.8 million after deducting the underwriter discounts, commissions, and other offering costs. We anticipate that our existing cash and cash equivalents and marketable securities, together with the proceeds from the 2026 Offering, defined below, supports our cash runway into 2029.

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

Roche collaboration and license agreement

In October 2023, Monte Rosa AG entered into a collaboration and license agreement, or the Roche Agreement, with Roche Basel and Roche US, and together with Roche Basel, Roche. Pursuant to the Roche Agreement, the parties will seek to identify MGDs against targets in cancer and neurological diseases selected by Roche using our proprietary drug discovery engine, where a certain number of targets selected by Roche are for a limited time subject to replacement rights owned by Roche. We will lead preclinical discovery and research activities with Roche leading late preclinical and clinical development activities.

Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by us to develop and commercialize products directed to applicable targets. The license exclusivity is subject to our retained rights solely to fulfill our obligations under the arrangement.

The research collaboration activities governed by the Roche Agreement are overseen by a joint research committee.

In November 2023, we received a $50.0 million non-refundable upfront payment for the initial set of targets. Pursuant to the terms of the Roche Agreement, we expect to be entitled to receive from Roche certain variable consideration including potential preclinical milestones up to $172 million, and potential clinical, commercial and sales milestones exceeding $2 billion. We are also eligible to receive tiered royalties ranging from high-single-digit percent to low-teens percent on any products that are commercialized by Roche as a result of the collaboration.

Unless earlier terminated, the Roche Agreement will remain in effect for each product licensed under the Roche Agreement until expiration of the royalty term for the applicable product. The parties have included termination provisions in the Roche Agreement, allowing termination of the Roche Agreement in its entirety, on a country-by-country or a target-by-target basis.

2024 Novartis license agreement

In October 2024, Monte Rosa AG and Novartis entered into a license agreement with Novartis, or the 2024 Novartis Agreement. Pursuant to the 2024 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160. We were responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

In December 2024, we received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, we are eligible to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestone payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, pursuant to which we could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. We have defined opportunities to opt out of the net profit and loss sharing arrangement. In such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by us and Novartis.

2025 Novartis license agreement

In September 2025, Monte Rosa AG entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, or together with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

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
•
facilities and equipment costs.

Most of our research and development expenses have been related to the development of our QuEENTM discovery engine and advancement of our GSPT1, NEK7, and VAV1 programs, and advancement of our disclosed and undisclosed programs including for CDK2 and CCNE1.

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

Non-operating income and expense

Our non-operating income and expense includes (i) interest earned on our investments, including principally U.S. government-backed money-market funds and marketable securities; (ii) gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar; and (iii) proceeds from the sale of fixed assets.

Results of operations for the years ended December 31, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Year ended December 31,
	2025	2024	Dollar change
Collaboration revenue	$123,672	$75,622	$48,050
Operating expenses:
Research and development	141,500	121,563	19,937
General and administrative	36,380	35,171	1,209
Total operating expenses	177,880	156,734	21,146
Loss from operations	(54,208)	(81,112)	26,904
Other income	14,485	10,982	3,503
Net loss before income taxes	$(39,723)	$(70,130)	$30,407
Income tax benefit (provision)	1,097	(2,570)	3,667
Net loss	$(38,626)	$(72,700)	$34,074

Collaboration revenue

Collaboration revenue of $123.7 million and $75.6 million for the years ended December 31, 2025 and 2024, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense for each period presented (in thousands):

	Year ended December 31,
	2025	2024	Dollar change
External research and development expense:
MRT-2359	$8,959	$12,332	$(3,373)
MRT-6160	7,539	15,209	(7,670)
MRT-8102	19,696	10,163	9,533
Other development and discovery programs	25,198	14,432	10,766
Personnel expense	46,241	39,796	6,445
Overhead and administrative expense	33,867	29,631	4,236
Total research and development expense	$141,500	$121,563	$19,937

As of December 31, 2025 and December 31, 2024, respectively, we had 118 and 105 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, continued program activities for MRT-6160, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of the Company’s QuEENTM discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses included non-cash stock-based compensation expense of $10.9 million and $10.6 million for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Year ended December 31,
	2025	2024	Dollar change
Personnel costs	$22,975	$22,153	$822
Professional services	5,740	5,091	649
Facility costs and other expenses	7,665	7,927	(262)
Total general and administrative expenses	$36,380	$35,171	$1,209

As of December 31, 2025 and December 31, 2024, respectively, we had 32 and 29 employees engaged in general and administrative activities. Personnel and professional service costs increased in the year ended December 31, 2025, as compared to 2024, as a result of increased headcount and expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $8.0 million and $7.5 million for the years ended December 31, 2025 and 2024, respectively.

Other income

Other income was comprised of (in thousands):

	Year ended December 31,
	2025	2024	Dollar change
Interest income	$12,942	$10,566	$2,376
Foreign currency exchange gain, net	1,484	416	1,068
Gain on disposal of property and equipment	59	—	59
Other income	$14,485	$10,982	$3,503

Other income for the years ended December 31, 2025 and 2024 was primarily attributable to interest earned on marketable securities. The increase in interest income for the year ended December 31, 2025, as compared to 2024, is principally attributable to higher average balances in marketable securities.

Foreign exchange gain on transactions denominated in currency other than the U.S. dollar increased in the year ended December 31, 2025, as to compared to the year ended December 31, 2024, primarily due to changes in the exchange rates between the U.S. Dollar and, principally, the Swiss Franc.

Provision for income taxes

For the year ended December 31, 2025, the income tax benefit is primarily related to the enactment of the OBBBA. On July 4, 2025, H.R. 1, the OBBBA, was signed into law. The modification to IRC Sec. 174 included in this act allows the deduction of domestic based research and development expenses in the period in which they are incurred which would reduce any taxable income being generated from the $150 million upfront payment for the 2024 Novartis Agreement. In accordance with U.S. GAAP, we have accounted for the tax effects of changes in tax law in the period of enactment. As of December 31, 2025, we did not capitalize any research and development expenditures. For the year ended December 31, 2025, we recorded an income tax benefit of $1.1 million.

For the year ended December 31, 2024, we recorded a provision for income taxes of $2.6 million, primarily driven by the current federal and state taxes related to the $50.0 million upfront payment for Roche Agreement, which was expected to be recognized as taxable Global Intangible Low Tax Income, or GILTI.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of December 31, 2025, we had $382.1 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of December 31, 2025, we had an accumulated deficit of $477.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Subsequent to December 31, 2025, we received aggregate net proceeds from the 2026 Offering, defined below, of approximately $323.8 million after deducting the underwriter discounts, commissions, and other offering costs.

At-the-market offerings

On July 1, 2022, we filed a registration statement on Form S-3 (File No. 333-266003) with the SEC, which was declared effective on July 13, 2022, or the 2022 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, through July 2025 under the 2022 Shelf Registration Statement and subject to the limitations thereof.

On March 20, 2025, we filed a registration statement on Form S-3 (File No. 333-285942) with the SEC, which was declared effective on March 31, 2025, or the 2025 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the Amendment No. 1 to the Sales Agreement, or the Amendment, with Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $150.0 million of our common stock from time to time under the ATM Program, pursuant to a prospectus supplement, dated March 20, 2025, under 2025 Shelf Registration Statement, or the Original Prospectus Supplement, and subject to the limitations thereof. Under the Original Prospectus Supplement, we sold 2,955,082 shares of our common stock for aggregate gross proceeds of $25.0 million, or aggregate net proceeds of $23.9 million, pursuant to the Sales Agreement. As disclosed in a Current Report on Form 8-K filed on January 7, 2026, the Original Prospectus Supplement was terminated, effective as of January 7, 2026, and we did not issue any additional shares under the ATM Program following such termination.

On February 11, 2026, we filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, we filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies. As of the date of this Annual Report on Form 10-K, we have sold no shares pursuant to our ATM program under the new prospectus supplement.

We will pay to Jefferies cash commissions of up to 3.0% of the aggregate gross proceeds of sales of common stock under the Sales Agreement, as amended.

Underwritten public offerings

In May 2024, we entered into an underwriting agreement with TD Securities (USA) LLC, as representative of the several underwriters, related to an underwritten public offering, or the 2024 Offering, of 10,638,476 shares of common stock at a price of $4.70 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 10,638,524 shares of common stock at a price of $4.6999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in the 2024 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the 2024 Offering were $100 million. Aggregate net proceeds from the 2024 Offering were $96.4 million after deducting the underwriter discounts, commissions, and other offering costs.

In January 2026, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, TD Securities (USA) LLC, and Piper Sandler & Co. as representative of the several underwriters, related to the underwritten public offering, or the 2026 Offering, of 13,000,000 shares of common stock at a price of $24.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,375,000 shares of common stock at a price of $23.9999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in the 2026 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The 13,000,000 shares of common stock includes the full exercise by the underwriters of their option to purchase an additional 1,875,000 shares of common stock at the public offering price. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the 2026 Offering were $345.0 million. Aggregate net proceeds from the 2026 Offering were approximately $323.8 million after deducting the underwriter discounts, commissions, and other offering costs.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(22,798)	$41,996
Investing activities	(101,833)	(44,452)
Financing activities	30,351	98,892
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94,280)	$96,436

Operating activities

During the year ended December 31, 2025, net cash used in operating activities of $22.8 million was attributable to our net loss of $38.6 million and changes in our working capital accounts of $16.7 million, partially offset by $25.0 million in non-cash charges and an increase in deferred revenue of $7.5 million. Non-cash charges primarily include stock-based compensation expense of $18.9 million and depreciation expense of $8.4 million.

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

Investing activities

Cash used in investing activities of $101.8 million during the year ended December 31, 2025, was primarily attributable to the purchases of marketable securities of $376.7 million and property and equipment of $4.7 million, partially off-set by cash provided by financing activities attributable to the maturities of marketable securities of $279.5 million.

Cash used in investing activities of $44.5 million during the year ended December 31, 2024, was primarily attributable to the purchases of marketable securities of $230.4 million and property and equipment of $4.0 million, off-set by cash provided by financing activities attributable to the maturities of marketable securities of $189.9 million.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2025 amounted to $30.4 million principally attributable to net proceeds of $23.9 million from shares sold pursuant to the ATM Program after deducting the underwriter discounts, commissions, and other offering costs.

Net cash provided by financing activities for the year ended December 31, 2024 amounted to $98.9 million principally attributable to net proceeds from our stock offerings of $97.3 million.

Funding requirements

Any product candidates we may develop may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

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
•
the timing, receipt and amount of sales of any future approved or cleared products, if any; and
•
the impact of global economic and political developments, future public health events, and the corresponding responses of businesses and governments.

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

Revenue recognition

To date, our revenues have primarily consisted of consideration related to the Roche Agreement, the 2024 Novartis License Agreement, and the 2025 Novartis License Agreement. Goods and services that we are required to provide to Roche and Novartis under these agreements are accounted for under ASC 606. In accordance with ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. Determining the standalone selling price of each performance obligation requires significant judgment and is discussed in further detail in Note 9, Collaboration and license agreements, to our consolidated financial statements appearing elsewhere in this Annual Report.

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

We reevaluate the transaction price and our total estimated costs expected to be incurred at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research, development and manufacturing activities that we are responsible for, are resolved or other changes in circumstances occur. We consider at the contract level whether there is a need for a provision for losses on contracts. We periodically evaluate estimates against the actual time and costs incurred as well as any anticipated changes to the timing or estimated costs. Any cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term. To date, we have not had any significant changes in our estimates.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, Summary of significant accounting policies, in the accompanying notes to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

Roche collaboration and license agreement

In October 2023, we entered into a collaboration and license agreement, or the Roche Agreement, with Roche for the discovery and development of MGDs against targets in cancer and neurological diseases. Under the Roche Agreement, we will lead the discovery and certain preclinical activities against multiple select targets. Following the completion of certain preclinical studies, Roche has the option to continue the further development and potential commercialization of compounds identified and generated under the collaboration and products containing such compounds at its sole responsibility and at its own cost. Pursuant to the terms of the Roche Agreement, we granted to Roche an exclusive license to use certain of its platform technology for the exploitation of compounds and products discovered and developed under the agreement. We received an upfront payment of $50.0 million and milestone payments of $12.0 million from Roche under the terms of the Roche Agreement and have recorded an additional receivable for $7.0 million. Additionally, we are eligible to receive additional contingent payments from Roche upon the occurrence of defined research, development, regulatory and sales-based events exceeding $2 billion. We are also entitled to tiered royalties on sales of products containing compounds identified and generated from activities conducted under the arrangement. The Roche Agreement term commenced on the execution date and continues until no payment obligations remain, unless otherwise terminated earlier.

2024 Novartis License Agreement

In October 2024, we entered into a license agreement with Novartis, or the 2024 Novartis Agreement. Pursuant to the 2024 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160 for immune-mediated conditions. We were responsible for completing the Phase 1 clinical studies and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

In December 2024, we received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, we are entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestone payments in connection with sales outside of the U.S, and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which we could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. We have defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials. In such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by us and Novartis.

2025 Novartis License Agreement

In September 2025, we entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for the First Licensed Program and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program. Under the Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ discovery engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement.

Under the agreement, the Company received a $120.0 million non-refundable upfront payment from Novartis. The Company is entitled to receive further payments from Novartis to maintain the Options totaling up to $60.0 million, and is also eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestone payments up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. We will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

See the section entitled “Business—Our services, collaboration and licenses agreements” elsewhere in this Annual Report as well as Note 9, Collaboration and license agreements, to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our collaboration and license agreements.

Lease commitments

Our lease commitments reflect payments due for our two lease agreements for laboratory and office space in Boston, Massachusetts and Basel, Switzerland that expire in 2032 and 2027, respectively. As of December 31, 2025, our contractual commitments for our leases were $54.1 million, which will be paid over the term of such leases. For additional information on our leases and timing of future payments, please see Note 7, Leases to the consolidated financial statements included elsewhere in this Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K), except as described in the table below:

Name and Title	Action	Action Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Markus Warmuth Chief Executive Officer	Adopt	May 14, 2025	August 13, 2025 - August 13, 2026	Y	Up to 32,000 shares of common stock to be sold (in four tranches of up to 8,000 shares each subject to vesting of RSUs)

* Denotes whether the trading plan is intended, when adopted, to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be set forth in the “Proposal No. 1 – Election of Class II Directors” and “Corporate Governance” sections of our definitive proxy statement relating to our 2026 annual meeting of shareholders, or the Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this Annual Report.

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

4.3*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No. 001-40522) filed on October 26, 2023)
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

10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-256773) filed on June 28, 2021)
10.4#	2026 Inducement Plan and forms of award agreements thereunder.
10.5#	Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.6#	Form of Officer Indemnification Agreement (Incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.7#	Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, as amended (File No. 333-256773) filed on June 4, 2021)
10.8#

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
10.15†

Collaboration and License Agreement between Monte Rosa Therapeutics AG, F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., dated as of October 16, 2023 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2023)

10.16†

License Agreement between Monte Rosa Therapeutics AG and Novartis Pharma AG, dated as of October 25, 2024 (incorporated by reference by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K filed March 20. 2025)

10.17†

Collaboration, Option, and License Agreement between Monte Rosa Therapeutics AG and Novartis Pharma AG, dated as of September 13, 2025 (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2025).

19.1*	Amended and Restated Insider Trading Policy and Rule 10b5-1 Trading Plan Policy
21.1*	List of Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Monte Rosa Therapeutics, Inc. Amended and Restated Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed March 20, 2025)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Monte Rosa Therapeutics, Inc

Date: March 17, 2026	By:	/s/ Markus Warmuth
Markus Warmuth
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Markus Warmuth	President, Chief Executive Officer and Director	March 17, 2026
Markus Warmuth, M.D.	(Principal Executive Officer and Principal Financial Officer)

/s/ Edmund Dunn	SVP, Corporate Controller	March 17, 2026
Edmund Dunn, CPA	(Principal Accounting Officer)

/s/ Ali Behbahani	Director	March 17, 2026
Ali Behbahani

/s/ Kimberly L. Blackwell	Director	March 17, 2026
Kimberly L. Blackwell

/s/ Andrew Schiff	Director	March 17, 2026
Andrew Schiff

/s/ Chandra P. Leo	Director	March 17, 2026
Chandra P. Leo

/s/ Christine Siu	Director	March 17, 2026
Christine Siu

/s/ Jan Skvarka	Director	March 17, 2026
Jan Skvarka

/s/ Anthony Manning	Director	March 17, 2026
Anthony Manning

/s/ Eric A. Hughes	Director	March 17, 2026
Eric A. Hughes

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Monte Rosa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monte Rosa Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 17, 2026

We have served as the Company's auditor since 2021.

Monte Rosa Therapeutics, Inc.

Consolidated balance sheets

	December 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$129,883	$224,254
Marketable securities	247,221	147,895
Collaboration receivable	7,000	—
Other receivables	4,600	173
Prepaid expenses and other current assets	4,481	5,118
Total current assets	393,185	377,440
Property and equipment, net	25,986	29,483
Operating lease right-of-use assets	24,386	26,831
Restricted cash	4,954	4,863
Other long-term assets	148	115
Total assets	$448,659	$438,732
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,550	$17,215
Accrued expenses and other current liabilities	26,694	18,785
Current deferred revenue	29,571	117,232
Current portion of operating lease liability	4,397	3,714
Total current liabilities	64,212	156,946
Deferred revenue, net of current	111,332	16,147
Defined benefit plan liability	5,265	3,702
Operating lease liability, net of current	34,794	39,001
Total liabilities	215,603	215,796
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 65,543,723 and 61,507,446 shares issued and outstanding as of December 31, 2025 and 2024, respectively	7	6
Additional paid-in capital	714,090	664,874
Accumulated other comprehensive loss	(3,827)	(3,356)
Accumulated deficit	(477,214)	(438,588)
Total stockholders’ equity	233,056	222,936
Total liabilities and stockholders’ equity	$448,659	$438,732

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Collaboration revenue	$123,672	$75,622
Operating expenses:
Research and development	141,500	121,563
General and administrative	36,380	35,171
Total operating expenses	177,880	156,734
Loss from operations	(54,208)	(81,112)
Other income:
Interest income	12,942	10,566
Foreign currency exchange gain, net	1,484	416
Gain on disposal of fixed assets	59	—
Total other income	14,485	10,982
Net loss before income taxes	(39,723)	(70,130)
Income tax benefit (provision)	1,097	(2,570)
Net loss	$(38,626)	$(72,700)
Net loss per share—basic and diluted	$(0.46)	$(0.98)
Weighted-average number of shares outstanding used in computing net loss per common share—basic and diluted	83,071,185	73,910,026
Comprehensive loss:
Net loss	$(38,626)	$(72,700)
Other comprehensive loss:
Provision for pension benefit obligation	(518)	(802)
Unrealized gain on available-for-sale securities	47	170
Comprehensive loss	$(39,097)	$(73,332)

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements stockholders’ equity

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2024	50,140,233	$5	547,857	$(2,724)	$(365,888)	$179,250
Restricted common stock vesting	136,730	—	—	—	—	—
Exercise of common stock options	299,222	—	1,061	—	—	1,061
Provision for pension benefit obligation	—	—	—	(802)	—	(802)
Stock-based compensation expense	—	—	18,126	—	—	18,126
Unrealized gain on available-for-sale securities	—	—	—	170	—	170
Issuance of shares under employee stock purchase plan	162,279	—	527	—	—	527
Issuance of common stock pursuant to the at-the market sales agreement, net of issuance costs of $89	130,506	—	884	—	—	884
Issuance of common stock pursuant to the Underwritten Public Offering, net of issuance cost of $3,290	10,638,476	1	46,709	—	—	46,710
Issuance of pre-funded warrant, net of issuance costs of $290	—	—	49,710	—	—	49,710
Net loss	—	—	—	—	(72,700)	(72,700)
Balance—December 31, 2024	61,507,446	$6	$664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	779,114	—	5,723	—	—	5,723
Provision for pension benefit obligation	—	—	—	(519)	—	(519)
Stock-based compensation expense	—	—	18,865	—	—	18,865
Unrealized gain on available-for-sale securities	—	—	—	48	—	48
Issuance of shares under employee stock purchase plan	189,922	—	735	—	—	735
Restricted common stock vesting	112,159	—	—	—	—	—
Issuance of common stock pursuant to the at-the market sales agreement, net of issuance costs of $1,107	2,955,082	1	23,893	—	—	23,894
Net loss	—	—	—	—	(38,626)	(38,626)
Balance—December 31, 2025	65,543,723	$7	$714,090	$(3,827)	$(477,214)	$233,056

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(38,626)	$(72,700)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	18,865	18,126
Depreciation	8,356	8,121
Net accretion of discounts/premiums on marketable securities	(2,145)	(2,948)
Gain on disposal of property and equipment	(59)	—
Changes in operating assets and liabilities
Collaboration receivable	(7,000)	—
Other receivables	(4,427)	332
Prepaid expenses and other assets	604	(1,588)
Accounts payable	(13,708)	6,252
Accrued expenses and other current liabilities	7,852	4,184
Defined benefit plan liability	1,045	187
Right-of-use assets and operating lease liabilities	(1,079)	(1,348)
Deferred revenue	7,524	83,378
Net cash (used in) provided by operating activities	$(22,798)	$41,996
Cash flows from investing activities:
Purchases of property and equipment	(4,700)	(3,988)
Purchases of marketable securities	(376,675)	(230,361)
Proceeds from maturities of marketable securities	279,542	189,897
Net cash used in investing activities	$(101,833)	$(44,452)
Cash flows from financing activities:
Proceeds from sale of common stock pursuant to the at-the-market sales agreement, net of underwriter's discount	24,250	944
Proceeds from underwritten public offering, net of underwriter's discount of $3,000	—	47,001
Proceeds from the issuance of pre-funded warrants	—	50,000
Payment of common stock and pre-funded warrant issuance costs	(357)	(641)
Proceeds from exercise of employee stock options	5,723	1,061
Proceeds from employee stock purchase plan	735	527
Net cash provided by financing activities	$30,351	$98,892
Net (decrease) increase in cash, cash equivalents and restricted cash	$(94,280)	$96,436
Cash, cash equivalents and restricted cash—beginning of period	229,117	132,681
Cash, cash equivalents and restricted cash—end of period	$134,837	$229,117
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$129,883	$224,254
Restricted cash	4,954	4,863
Total cash, cash equivalents and restricted cash	$134,837	$229,117
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$149	$50

See accompanying notes to the consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Notes to the consolidated financial statements

1. Description of business and liquidity

Business

Monte Rosa Therapeutics, Inc. is a biotechnology company developing a portfolio of novel small molecule precision medicines that employ the body’s natural mechanisms to selectively degrade therapeutically-relevant proteins. As used in these consolidated financial statements, unless the context otherwise requires, references to the Company or Monte Rosa refer to Monte Rosa Therapeutics, Inc. and its wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corporation. Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. The Company is headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

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

As of December 31, 2025, the Company had an accumulated deficit of $477.2 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $38.6 million and $72.7 million for the years ended December 31, 2025 and 2024, respectively. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $377.1 million as of December 31, 2025, will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the 2025 annual consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accrued research and development expenses, pension benefit obligation, stock-based compensation and the valuation of deferred tax assets. The Company bases its estimates using historical experience, Company forecasts and future plans, current economic conditions, and information from third-party professionals that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and recorded amounts of expenses that are not readily apparent from other sources and adjusts those estimates and assumptions when facts and circumstances dictate.

Currency and currency translation

The consolidated financial statements are presented in U.S. dollars, the Company’s reporting currency. The functional currency of the Company’s wholly owned subsidiaries, Monte Rosa Therapeutics AG and Monte Rosa Securities Corporation, is the U.S. dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in foreign currency exchange gain (loss), net in the consolidated statements of operations.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents are stated at fair value and may include money market funds, U.S. Treasury and U.S. government-sponsored agency securities, corporate debt, commercial paper and certificates of deposit. The Company’s cash equivalents at December 31, 2025 and 2024 consist of bank demand deposits and money market fund investments.

The Company had restricted cash of $5.0 million and $4.9 million as of December 31, 2025 and 2024, respectively, primarily related to security deposits on its leases for offices in Boston, Massachusetts and Basel, Switzerland.

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

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company has invested in cash and cash equivalents at December 31, 2025 and 2024, held in financial institutions that management believes are creditworthy. These deposits may exceed federally insured limits. The Company has not experienced any losses historically in these accounts and believes it is not exposed to significant credit risk in its cash and cash equivalents. The Company has no significant off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts, or other hedging arrangements.

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

Defined pension benefit obligation

The Company maintains a mandatory pension for its employees in Switzerland through affiliation with the AXA Leben AG, or AXA. All benefits in accordance with the regulations are reinsured in their entirety with AXA within the framework of the corresponding contract. This plan is considered to be a defined benefit plan under GAAP.

The Company recognizes an asset for the plan’s overfunded status or a liability for the plan’s underfunded status on its consolidated balance sheets. Additionally, the Company measures the plan’s assets and obligations that determine its funded status as of the end of the year and recognizes the change in the funded status within the consolidated statements of operations and comprehensive loss.

The Company uses an actuarial valuation to determine its pension benefit costs and credits. The amounts calculated depend on a variety of key assumptions, including discount rates and expected return on plan assets. Details of the assumptions used to determine the net funded status are described in Note 13, Employee retirement plans. The Company’s pension plan assets are assigned to their respective levels in the fair value hierarchy in accordance with the valuation principles described in the Fair Value of Financial Instruments section above.

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

Significant judgments and estimates made in accounting for contracts with customers include: identifying the performance obligations in the contract, measuring the amount of variable consideration to include in the transaction price, estimating the standalone selling prices of the individual performance obligations, assessing the nature of a combined performance obligation to determine whether control is transferred over time or at a point in time, selecting the appropriate method of measuring progress used to recognize revenue for performance obligations satisfied over time and updating measures of progress to reflect revisions in the outcome of performance obligations. Certain of these judgments and estimates are subject to change over the course of the arrangement, particularly with respect to estimating variable consideration and updating the measure of progress, which would impact the revenue recognized. Significant changes in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. The Company considers at the contract level whether there is a need for a provision for losses on contracts.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income (loss) includes adjustments to unrecognized pension benefit costs for Monte Rosa Therapeutics AG and changes in unrealized gains and losses from available-for-sale investments. The Company reported other comprehensive loss of $0.5 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard requires more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The Company retroactively adopted ASU 2023-09 in December 2025 and updated its disclosures in Note 12, Income taxes, as a result. The adoption did not otherwise materially affect the Company's consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$129,279	$—	$—	$129,279
Pension plan assets	—	12,440	—	12,440
Corporate debt securities	—	99,596	—	99,596
U.S Treasury securities	—	147,625	—	147,625
Total assets measured at fair value	$129,279	$259,661	$—	$388,940

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$223,657	$—	$—	$223,657
Pension plan assets	—	9,413	—	9,413
Corporate debt securities	—	63,758	—	63,758
U.S Treasury securities	—	84,137	—	84,137
Total assets measured at fair value	$223,657	$157,308	$—	$380,965

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2025 and 2024.

4. Marketable securities

Marketable securities as of December 31, 2025, consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$99,543	$53	$—	99,596
U.S Treasury securities	147,514	111	—	147,625
Total	$247,057	$164	$—	$247,221

Marketable securities as of December 31, 2024, consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$63,710	$56	$(8)	63,758
U.S Treasury securities	84,068	75	(6)	84,137
Total	$147,778	$131	$(14)	$147,895

As of December 31, 2025, the Company held 69 marketable securities, 1 of which was in an unrealized loss position, and the aggregate fair value of securities in a loss position was $3.2 million. As of December 31, 2024, the Company held 53 marketable securities, 9 of which were in an unrealized loss position, and the aggregate fair value of securities in a loss position was $20.0 million. There were no individual securities that were in a significant unrealized loss position as of December 31, 2025 or 2024.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Laboratory equipment	$27,022	$25,041
Computer hardware and software	1,388	1,256
Furniture and fixtures	1,402	1,099
Leasehold improvements	23,669	22,387
Construction in process	118	64
Total property and equipment, at cost	$53,599	$49,847
Less: accumulated depreciation	(27,613)	(20,364)
Property and equipment, net	$25,986	$29,483

Depreciation expense for the years ended December 31, 2025 and 2024 was $8.4 million and $8.1 million, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued compensation and benefits	$9,998	$8,220
Accrued research and development	15,118	7,211
Other	1,578	3,354
Total accrued expenses and other current liabilities	$26,694	$18,785

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use or ROU assets and operating lease liabilities in the consolidated balance sheets. The Company has no finance leases as of December 31, 2025.

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

Klybeckstrasse Lease

In March 2021, the Company entered into an operating lease agreement, or the Klybeckstrasse Lease, for office and laboratory space with Wincasa AG, or the Basel Landlord, that occupies approximately 21,422 square feet located at Klybeckstrasse 191, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Basel Landlord amended the Klybeckstrasse Lease which increased the office and laboratory space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027.

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

The components of lease expense for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year ended December 31,
	2025	2024
Operating lease expense	$6,574	$6,501
Variable lease expense	2,646	3,954
Total lease expense	$9,220	$10,455

The variable lease expenses generally include common area maintenance and property taxes.

Of the total lease expense recorded in the consolidated statements of operations and comprehensive loss, $7.8 million and $8.7 million were recorded within research and development expenses and $1.4 million and $1.8 million were recorded in general and administrative expenses for the years ended December 31, 2025 and 2024, respectively. Short-term lease costs in the years ended December 31, 2025 and 2024 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	6.8	7.7
Weighted average discount rate	9.9%	9.8%

Supplemental cash flow information and other information relating to the Company's leases for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	Year ended December 31,
	2025	2024
Right-of-use assets obtained in exchange for operating lease obligations	$—	$108
Cash paid for amounts included in the measurement of lease liabilities	$7,784	$3,161

The amortization of the ROU assets for the years ended December 31, 2025 and 2024 was $2.5 million and $2.1 million, respectively.

Future minimum lease payments under non-cancelable leases as of December 31, 2025 for each of the years ending December 31st are as follows (in thousands):

Undiscounted lease payments
2026	$8,010
2027	7,687
2028	7,360
2029	7,581
2030	7,808
Thereafter	15,635
Total undiscounted minimum lease payments	54,081
Less: Imputed interest	(14,890)
Total operating lease liability	$39,191

8. Commitments and contingencies

Legal proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of December 31, 2025, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. As of December 31, 2025 and 2024, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. Therefore, no related reserves have been established.

9. Collaboration and license agreements

Roche collaboration and license agreement

Description

In October 2023, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of Monte Rosa Therapeutics, Inc, or the Company, entered into a collaboration and license agreement, or the Roche Agreement, with Roche. Pursuant to the Roche Agreement, the parties will seek to identify and develop molecular glue degraders, or MGDs, against cancer or neurological disease targets using the Company’s proprietary drug discovery engine for an initial set of targets in oncology and neuroscience selected by Roche, wherein a certain number of targets selected by Roche are for a limited time subject to replacement rights owned by Roche. The Company will lead preclinical discovery and research activities with Roche leading late preclinical and clinical development activities.

Under the Roche Agreement, Roche will have a worldwide, exclusive license under patents and know-how controlled by the Company to develop and commercialize products directed to applicable targets. The license exclusivity is subject to the Company’s retained rights solely to fulfill its obligations under the arrangement.

The research collaboration activities governed by the Roche Agreement are overseen by a joint research committee.

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

To date through December 31, 2025, the Company has received $9.0 million and recorded a $7.0 million receivable related to Roche's decision to pay preclinical milestones. The Company has also received $3.0 million related to Roche's decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

•
Performance obligations for the research and development of initial targets, and
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

To date through December 31, 2025, $46.3 million related to the Roche Agreement has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss. The remaining $22.7 million of the upfront payment and subsequent milestone and replacement target payments related to customer options are recorded as deferred revenue in the liabilities section of the consolidated balance sheet, with $10.6 million included in current liabilities and $12.1 million included in non-current liabilities.

The following table summarizes the deferred revenue amounts allocated to the Roche Agreement performance obligations (in thousands):

	December 31,	December 31,
	2025	2024
Roche Agreement performance obligations
Research and development of initial targets	$14,140	$19,395
Research and development for replacement targets	8,517	5,622
Total Roche Agreement deferred revenue	$22,657	$25,017

The Company expects that the remaining deferred revenue for the initial targets will be recognized within 21 months. The Company expects that deferred revenue related to replacement targets will be recognized within 33 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

As of December 31, 2025, potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

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

Pricing

In December 2024, the Company received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, the Company is entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, (b) potential sales milestone payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, in such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Company and Novartis.

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

As of December 31, 2025, the total transaction price of $150 million plus $1.2 million of incremental cost reimbursements related to the Novartis Agreement, has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss.

2025 Novartis License Agreement

Description

In September 2025, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a collaboration, option, and license agreement with Novartis, or the 2025 Novartis Agreement. Pursuant to the 2025 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one immunology and inflammation, or I&I program, or the First Licensed Program, and the option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two additional programs from the Company’s growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by the Company; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, the Company will apply its proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

Pricing

In September 2025, the Company received a $120.0 million non-refundable upfront payment from Novartis. Pursuant to the 2025 Novartis Agreement, the Company is entitled to receive from Novartis payments to maintain the Options totaling up to $60.0 million, and is eligible to receive from Novartis (1) preclinical milestone payments relating to the First Licensed Program and option exercise payments related to the Options of up to $180.0 million, (2) up to $5.4 billion in clinical development, regulatory, and sales milestones relating to the First Licensed Program and the two Optioned I&I Programs, beginning upon initiation of Phase 1 studies, including (a) potential development and regulatory milestone payments up to $2.2 billion if regulatory approval is achieved for multiple indications in multiple territories and (b) potential sales milestone payments up to $3.2 billion, allocated across licensed products, and (3) tiered royalties on global net sales in the high-single to low double-digit range for the First Licensed Program and in the low double-digit range for the two Optioned I&I Programs. The Company will be responsible for costs related to research activities, while Novartis will be responsible for costs related to development and commercialization activities.

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
•
Material Right First Immunology License Option
•
Material Right Second Immunology License Option

The total transaction price of the 2025 Novartis Agreement is allocated to the performance obligations based on their relative standalone selling prices, or the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The standalone selling price of performance obligations related to license and research services were determined using a cost-plus margin approach. The standalone selling price related to material rights for immunology license options were determined by benchmarking to comparable transactions, probability adjusted for the likelihood of exercise.

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
•
Material option rights: The transaction price allocated to the options rights, which are considered material rights, is deferred until the period that Novartis elects to exercise its option right to license and commercialize the underlying immunology program. The Company will recognize the portion of the transaction price allocated to the option rights upon exercise. The Company has no further obligations to perform research services subsequent to the option exercise.

To date through December 31, 2025, $1.8 million of revenue related to the 2025 Novartis Agreement has been recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss. The remaining $118.2 million has been recorded as deferred revenue on the consolidated balance sheets, with $19.0 million included in current liabilities related to performance obligations expected to be completed within 12 months from December 31, 2025 and $99.2 million included in non-current liabilities related to performance obligations expected to be completed later than 12 months from December 31, 2025. The total transaction price of $180 million includes $60 million of future option maintenance payments which are not included in deferred revenue on the consolidated balance sheet.

The following table summarizes the unearned amount of the 2025 Novartis Agreement transaction price allocated to the performance obligations (in thousands):

December 31,
2025
2025 Novartis Agreement performance obligations
License and research services for named immunology target	$7,019
Research services to support immunology license options	85,698
Material right - first immunology license option	49,091
Material right - second immunology license option	36,439
Total unearned amount of transaction price	$178,247

The Company expects that that the remaining deferred revenue for the license and research services for a named immunology target and research services for two additional immunology targets to be recognized within 57 months. The deferred revenue related to material right license options will be recognized when Novartis exercises such options rights or at the expiration of the option rights. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations related to research services.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of December 31, 2025.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 65,543,723 shares were issued and outstanding as of December 31, 2025.

Additionally, the Company has issued pre-funded warrants, to purchase 20,638,924 shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share. The pre-funded warrants are exercisable at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. No pre-funded warrants have been exercised as of December 31, 2025.

The Company has assessed the pre-funded warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 2, Summary of significant accounting policies. During this assessment, the Company determined the pre-funded warrants are a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and is accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

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

As of December 31, 2025 and 2024, the Company has reserved the following shares of common stock for the exercise of stock options, vesting of restricted stock and pre-funded warrants:

	December 31, 2025	December 31, 2024
Options to purchase common stock	14,064,599	11,589,269
Unvested restricted common stock units	775,765	112,159
Pre-funded warrants	20,638,924	20,638,924
	35,479,288	32,340,352

At-the-market offerings

In July 2022, the Company entered into a sales agreement, or the 2022 Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company could offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. In connection with the 2022 Sales Agreement, the Company also filed a prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through the sales agent. See Note 16, Subsequent events, for additional information regarding the at-the-market offerings.

The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the year ended December 31, 2025, the Company sold 2,955,082 shares of common stock under the Sales Agreement for aggregate gross proceeds of $25.0 million, or aggregate net proceeds of $23.9 million after deducting sales agent discounts, commissions, and other offering costs. During the year ended December 31, 2024, the Company sold 130,506 shares of common stock under the Sales Agreement for aggregate gross proceeds of $1.0 million, or aggregate net proceeds of $0.9 million after deducting sales agent discounts, commissions, and other offering costs.

Underwritten public offerings

In May 2024, the Company entered into an underwriting agreement with TD Securities (USA) LLC, as representative of the several underwriters, related to an underwritten public offering, or the 2024 Offering, of 10,638,476 shares of common stock at a price of $4.70 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 10,638,524 shares of common stock at a price of $4.6999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in this 2024 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the 2024 Offering were $100 million, or aggregate net proceeds of $96.4 million after deducting the underwriter discounts, commissions, and other offering costs.

In January 2026, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC, and Piper Sandler & Co. as representatives of the several underwriters, related to an underwritten public offering, or the 2026 Offering, of 13,000,000 shares of common stock at a price of $24.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,375,000 shares of common stock at a price of $23.9999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in the 2026 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the 2026 Offering were $345.0 million, or aggregate net proceeds of $323.8 million after deducting the underwriter discounts, commissions, and other offering costs. See Note 16, Subsequent events, for additional information regarding the 2026 Offering.

11. Stock-based compensation

2020 Stock incentive plan

The Company's 2020 Stock Option and Grant Plan, or the 2020 Plan, provided for the Company to grant stock options, restricted stock, and other stock awards, to employees, non-employee directors, and consultants. Upon the effectiveness of the 2021 Plan (as defined below), no further issuances were made under the 2020 Plan.

2021 Stock incentive plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2025, the number of shares available under the 2021 Plan automatically increased by 3,075,372 shares pursuant to the evergreen provision of the 2021 Plan. As of December 31, 2025, 2,271,328 shares were available for issuance under the 2021 Plan.

2021 Employee stock purchase plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021, and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the

2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2025, the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of December 31, 2025, 1,685,755 shares were available for issuance under the 2021 ESPP.

Stock option activity

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2024	11,589,269	$8.10	7.6	$11,419
Granted	3,912,850	6.93
Exercised	(779,114)	7.35
Forfeited	(658,406)	9.65
Outstanding—December 31, 2025	14,064,599	$7.74	7.2	$115,245
Vested or expected to vest—December 31, 2025	14,064,599	$7.74	7.2	$115,245
Exercisable—December 31, 2025	8,079,048	$8.47	6.2	$61,894

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $5.16 and $4.13 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $3.6 million and $1.0 million, respectively.

Fair value of stock option awards

The Company estimates the fair value of stock option awards on the grant date using Black-Scholes. The fair value of options granted were estimated using the following weighted-average assumptions:

	Year ended December 31,
	2025	2024
Expected term (years)	6.21	6.25
Expected volatility	84.11%	84.81%
Risk-free interest rate	4.40%	3.99%
Expected dividend yield	—%	—%

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

Expected volatility: The Company has limited information on the volatility of stock options as the shares were not actively traded on any public markets prior to June 24, 2021. The expected volatility was derived from the Company's available stock price history and the historical stock volatilities of comparable peer public companies within its industry based on their similarities to the Company, including life cycle stage, therapeutic focus and size over a period equivalent to the expected term of the stock-based awards.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

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

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2024	112,159	$7.55
Granted	811,665	$7.05
Vested	(112,159)	$7.55
Forfeited	(35,900)	$7.11
Unvested restricted stock units as of December 31, 2025	775,765	$7.05

The aggregate fair value of RSUs that vested during each of the years ended December 31, 2025 and 2024 was $0.5 million. The weighted average grant date fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $7.55 per share and $8.42 per share, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Year ended December 31,
	2025	2024
Research and development	$10,860	$10,629
General and administrative	8,005	7,497
Total stock-based compensation expense	$18,865	$18,126

As of December 31, 2025, total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $24.2 million and $4.1 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.3 years and 3.0 years, respectively.

12. Income taxes

The Company has incurred net operating losses for all the periods presented. The Company has not reflected the benefit of any such net operating loss carryforwards, or NOLs, in the accompanying consolidated financial statements. Domestic and foreign components of net loss are as follows (in thousands):

	Year ended December 31,
	2025	2024
U.S.	$(23,077)	$(20,708)
Foreign	(16,646)	(49,422)
Net loss before income taxes	$(39,723)	$(70,130)

Income taxes paid, net of refunds received, are as follows (in thousands):

	Year ended December 31,
	2025	2024
U.S. federal	$4,607	$2,637
U.S state and local
Massachusetts	572	5
Total state and local	$572	$5
Total income taxes paid	$5,179	$2,642

The (benefit) expense for income taxes consists of the following (in thousands):

	Year ended December 31,
	2025	2024
Current tax (benefit) expense
U.S. federal	$(865)	$2,175
U.S. state	(232)	395
Total current tax (benefit) expense	$(1,097)	$2,570

Total income tax (benefit) expense
U.S. federal	$(865)	$2,175
U.S. state	(232)	395
Total provision (benefit) expense for income taxes	$(1,097)	$2,570

The effective tax rate for the years ended December 31, 2025 and 2024 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2025		2024
Income tax benefit at the federal statutory rate	$(8,308)	21.0%	$(14,727)	21.0%
Tax Credits
Research and development tax credits	(1,854)	4.7%	(2,656)	3.8%
Orphan drug credit	(113)	0.3%	(1,448)	2.1%
Nontaxable or nondeductible items
Stock-based compensation	5,479	(13.9)%	2,209	(3.2)%
Other	97	(0.3)%	143	(0.2)%
Cross-border tax laws
GILTI	(70)	0.2%	9,936	(14.2)%
Section 250 deduction	15	—	(5,089)	7.3%
Change in valuation allowance	259	(0.7)%	6,396	(9.1)%
Other	44	(0.1)%	(14)	—
State income taxes, net of federal effect	(183)	0.5%	1,579	(2.3)%
Foreign tax effects
Switzerland
Tax rate differential	1,347	(3.4)%	3,954	(5.6)%
Change in valuation allowance	(728)	1.8%	6,558	(9.4)%
Other	2,918	(7.3)%	(133)	0.2%
Worldwide changes in uncertain tax benefits	—	—	(4,138)	5.9%
Total effective tax rate	$(1,097)	2.8%	$2,570	(3.7)%

For the years ended December 31, 2025 and 2024, state and local income taxes in Massachusetts comprise the majority of the state and local income taxes, net of federal effect category.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Federal, state, and foreign net operating loss carryforwards	$52,865	$50,002
Research and development tax credits	10,040	6,952
Capitalized research and development	4,195	5,957
Lease liability	10,867	11,676
Compensation related items	5,426	8,044
Other	13	482
Total deferred tax assets	$83,406	$83,113
Less: valuation allowance	(73,626)	(72,157)
Total net deferred tax assets	$9,780	$10,956
Deferred tax liabilities
Right-of-use asset	(6,687)	(7,162)
Depreciation	(3,093)	(3,794)
Total deferred tax liabilities	(9,780)	(10,956)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act resulted in significant changes to the treatment of research and developmental expenditures under Section 174 of the Internal Revenue Code. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all research and developmental expenditures that are paid or incurred in connection with their trade or business. Per the One Big Beautiful Bill Act, effective July 4, 2025, taxpayers are still required to capitalize foreign research and development expenditures over 15 years, but now have the opportunity to deduct domestic research and development expenditures under IRC 174A. The Company has elected to continue to amortize prior year domestic capitalized costs until the amortization of such costs is complete. For the year ended December 31, 2025, the Company did not capitalize any research and developmental expenditures for income tax purposes. As of December 31, 2024, the Company capitalized $11.5 million of research and developmental expenditures for income tax purposes.

The Company has incurred annual net operating losses in each year since inception. The Company has not reflected the benefit of any such NOLs in the consolidated financial statements. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2025 and 2024. The Company increased its valuation allowance by $1.5 million for the year ended December 31, 2025 in order to maintain a full valuation allowance against its deferred tax assets.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	December 31, 2025	December 31, 2024
Beginning balance	$72,157	$54,465
Change charged to income tax expense	1,933	15,954
Changes to other comprehensive loss	(464)	1,738
Ending balance	$73,626	$72,157

As of December 31, 2025, the Company had federal net operating loss carryforwards, or NOLs, of $10.0 million and federal tax credits of $5.5 million available to offset tax liabilities. The Company’s federal NOLs have an indefinite life and federal tax credit carryforwards begin to expire in 2040. The Company also had gross foreign NOLs of $374.5 million that begin to expire in 2026. The Company also had gross state NOLs of $26.0 million that began to expire in 2039. The Company also had gross state tax credits of $4.5 million which are available to offset state tax liabilities and begin to expire in 2026. Federal and state NOLs and tax credit carryforwards are also subject to annual limitations in the event that cumulative changes in the ownership interests of significant stockholders exceed 50% over a three-year period, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986. The Company completed an analysis as of December 31, 2023 and determined that an ownership change occurred on September 14, 2020 and October 30, 2023. As a result of these ownership changes, the utilization of the Company’s net operating loss carryforwards is subject to an annual limitation of

$0.3 million for attributes accumulated prior to September 14, 2020 and $0.8 million for the attributes generated prior to October 30, 2023, which is reflected in the numbers presented above.

The Company determines its uncertain tax positions based on whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be sustained upon examination by the relevant income tax

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2025	2024
Unrecognized tax benefits, beginning of year	$—	$4,475
Additions for tax positions of prior years	—	—
Reductions for tax provisions of prior years	—	(4,475)
Unrecognized tax benefits, end of year	$—	$—

The Company recognizes interest and penalties related to unrecognized tax benefits in U.S. federal, state, and foreign income tax expense. For the years ended December 31, 2025 and 2024, the Company did not have unrecognized tax benefits.

The Company files income tax returns in the U.S., Switzerland and Massachusetts. The Company is not currently under examination by any taxing authority for any open tax year. Due to NOLs, all years remain open for income tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or IRS, or state tax authorities to the extent utilized in a future period. No federal, foreign, or state tax audits are currently in process.

13. Employee retirement plans

Defined benefit plan

The Company, in compliance with Swiss Law, is contracted with AXA, for the provision of pension benefits in a defined benefit plan. All benefits are organized in a semi-autonomous collective foundation within the framework of the contract with AXA. Insurance benefits due are paid directly to the entitled persons by AXA in the name of and for the account of the collective foundation. The pension plan is financed by contributions of both employees and the Company.

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

The following table represents the changes in benefit obligations and plan assets and the net amount recognized on the consolidated balance sheets (in thousands):

	Year ended December 31,
	2025	2024
Change in benefit obligation:
Benefit obligation—beginning of period	$13,115	$12,029
Service cost employer	1,233	1,029
Contributions paid by employees	502	425
Interest cost	140	174
Contributions paid by plan participants	219	690
Benefits paid	(343)	(1,276)
Plan Amendment	—	(9)
Actuarial loss	833	960
Foreign currency revaluation	2,006	(907)
Benefit obligation—end of period	$17,705	$13,115
Change in plan assets:
Fair value of plan assets—beginning of period	$9,413	$9,316
Actual return on plan assets	253	106
Contributions paid by employer	973	826
Contributions paid by employees	502	425
Contributions paid by plan participants	219	690
Benefits paid	(343)	(1,276)
Foreign currency revaluation	1,423	(674)
Fair value of plan assets—end of period	$12,440	$9,413
Defined benefit plan liability	$5,265	$3,702

The net pension cost was as follows (in thousands):

	Year ended December 31,
	2025	2024
Service cost	$1,233	$1,029
Interest cost	140	174
Net pension cost	$1,373	$1,203

The provision for pension benefit obligation recognized in other comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2025	2024
Actuarial (loss) gain arising from experience adjustments	$(1,589)	$80
Actuarial gain (loss) arising from changes in financial assumptions	756	(1,040)
Defined benefit cost for the year recognized in other comprehensive loss	$(833)	$(960)

The assumptions used to measure the projected benefit obligation and net pension costs were as follows:

	Year ended December 31,
	2025	2024
Inflation rate	0.90%	1.00%
Discount rate	1.35%	1.00%
Interest rate on savings accounts	1.25%	1.00%
Expected rate of return on assets	1.35%	1.00%
Salary increase	1.25%	1.25%
Social Security increase	0.90%	1.00%
Pension increase	0.00%	0.00%
Retirement age	100% Male 65 Female 65	100% Male 65 Female 65
Mortality and disability rates	BVG 2020 Table	BVG 2020 Table

Estimated benefit payments, which reflect future expected service, are expected to be paid as follows (in thousands):

December 31,
2026	$1,166
2027	$1,197
2028	$1,225
2029	$1,249
2030	$1,272
2031-2035	$7,419

Defined contribution plans

In February 2021, the Company adopted a defined contribution plan intended to qualify under Section 401(k) of the Internal Revenue Code covering all eligible U.S. based employees of the Company. All employees are eligible to become participants of the plan immediately upon hire. Each active employee may elect, voluntarily, to contribute a percentage of their compensation to the plan each year, subject to certain limitations. The Company reserves the right, but is not obligated, to make additional contributions to this plan. The Company makes safe-harbor match contributions of 100% of the first 4% of each participant’s eligible compensation. In January 2024, the Company adopted a defined contribution supplemental pension plan for eligible Swiss based employees defined by Swiss Law Art.1e BVV 2, or the 1e Plan. Employees earning above a defined threshold are eligible and automatically enrolled in the 1e Plan and required contributions are determined by age and salary under Swiss Law. The Company and the employee share the costs of the 1e Plan. The Company recorded $1.0 million and $0.8 million in defined contribution related expenses during the years ended December 31, 2025 and 2024, respectively.

14. Net loss per common share

Basic and diluted net loss per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company's common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share. Basic and diluted net loss per share are as follows (in thousands except share and per share amounts):

	Year ended December 31,
	2025	2024
Net loss	$(38,626)	$(72,700)
Net loss per share attributable to common stockholders—basic and diluted	$(0.46)	$(0.98)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	83,071,185	73,910,026

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net loss per common share, as their effect is anti-dilutive:

	Year ended December 31,
	2025	2024
Stock options to purchase common stock	14,064,599	11,589,269
Restricted stock units	775,765	112,159

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

The accounting policies used in the segment reporting are the same as those described in Note 2, Summary of significant accounting policies. The Company’s CODM is the Chief Executive Officer.

The Company's reportable segment net revenues and loss for the years ended December 31, 2025 and 2024, consisted of the following:

	Year ended December 31,
	2025	2024
Revenue:
Collaboration revenue	$123,672	$75,622
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	8,959	12,332
MRT-6160	7,539	15,209
MRT-8102	19,696	10,163
Other development and discovery programs	25,198	14,432
Personnel expense	46,241	39,796
Overhead and administrative expense	33,867	29,631
General and administrative expenses:
Personnel expense	22,975	22,153
Professional services	5,740	5,091
Facility costs and other expense	7,665	7,927
Interest and other income, net	14,485	10,982
Income tax benefit (provision)	1,097	(2,570)
Net loss	$(38,626)	$(72,700)

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the U.S. and Switzerland, with 29% and 28% of the assets held in Switzerland as of December 31, 2025 and 2024, respectively. The Company's collaboration revenue is generated in the U.S. and Switzerland, with 90% and 100% of the collaboration revenue generated in Switzerland during the years ended December 31, 2025 and 2024, respectively.

16. Subsequent events

2026 Offering

In January 2026, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC, and Piper Sandler & Co. as representatives of the several underwriters, related to the 2026 Offering of 13,000,000 shares of common stock at a price of $24.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,375,000 shares of common stock at a price of $23.9999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in the 2026 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The 13,000,000 shares of common stock includes the full exercise by the underwriters of their option to purchase an additional 1,875,000 shares of common stock at the public offering price. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. To date, one pre-funded warrant holder has exercised its pre-funded warrant to purchase 750,000 shares of common stock. Aggregate gross proceeds from the 2026 Offering were $345.0 million and aggregate net proceeds were approximately $323.8 million after deducting the underwriter discounts, commissions, and other offering costs.

At-the-market offerings

Effective January 7, 2026, the Company terminated the $150 million prospectus pursuant to which it had been able to sell shares from time to time in “at-the-market” offerings under its 2022 Sales Agreement with Jefferies as the Company’s sales agent.

On February 11, 2026, the Company filed with the SEC a prospectus for $100 million, pursuant to which it may sell shares from time to time in “at-the-market” offerings under its 2022 Sales Agreement with Jefferies as the Company's sales agent.