Form 10-Q
period 2026-03-31
Monte Rosa Therapeutics, Inc.
filed 2026-05-07
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 84,479,418 shares of common stock, $0.0001 per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, results, costs, and any expectations and/or predictions of success of our current and future research and development programs and preclinical studies, including our expectations for our molecular glue degraders, or MGDs, molecules, including our GSPT1-directed MGD MRT-2359, our out-licensed VAV1-directed MGD MRT-6160, our NEK7-directed MGDs, including MRT-8102, and our CDK2 and CCNE1 MGDs;
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
•
the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, ongoing clinical trials and future clinical trials; and
•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part 1, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 17, 2026.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$159,859	$129,883
Marketable securities	506,361	247,221
Collaboration receivable	—	7,000
Other receivables	4,609	4,600
Prepaid expenses and other current assets	6,718	4,481
Total current assets	677,547	393,185
Property and equipment, net	28,409	25,986
Operating lease right-of-use assets	24,693	24,386
Restricted cash	4,947	4,954
Other long-term assets	832	148
Total assets	$736,428	$448,659
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,900	$3,550
Accrued expenses and other current liabilities	25,594	26,694
Current deferred revenue	33,059	29,571
Current portion of operating lease liability	4,483	4,397
Total current liabilities	71,036	64,212
Deferred revenue, net of current	103,635	111,332
Defined benefit plan liability	5,260	5,265
Operating lease liability, net of current	34,581	34,794
Total liabilities	214,512	215,603
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 84,321,705 and 65,543,723 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	1,048,371	714,090
Accumulated other comprehensive loss	(4,746)	(3,827)
Accumulated deficit	(521,717)	(477,214)
Total stockholders’ equity	521,916	233,056
Total liabilities and stockholders’ equity	$736,428	$448,659

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income (unaudited)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Collaboration revenue	$4,210	$84,929
Operating expenses:
Research and development	44,069	32,190
General and administrative	10,175	8,703
Total operating expenses	54,244	40,893
(Loss) income from operations	(50,034)	44,036
Other income:
Interest income	5,591	3,439
Foreign currency exchange (loss) gain	(8)	173
Gain on disposal of property and equipment	—	59
Total other income	5,583	3,671
Net (loss) income before income taxes	(44,451)	47,707
Income tax provision	(52)	(822)
Net (loss) income	$(44,503)	$46,885
Comprehensive loss (income):
Provision for pension benefit obligation	55	48
Unrealized loss on available-for-sale securities	(974)	(21)
Comprehensive (loss) income	$(45,422)	$46,912
(Loss) earnings per share:
Basic	$(0.45)	$0.57
Diluted	$(0.45)	$0.57
Weighted average number of shares outstanding:
Basic	99,883,878	82,148,719
Diluted	99,883,878	82,956,423

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2026	65,543,723	$7	714,090	$(3,827)	$(477,214)	$233,056
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance cost of $21,187	13,000,000	1	323,810	—	—	323,811
Exercise of pre-funded warrants	5,016,628	—	—	—	—	—
Restricted common stock vesting	186,515	—	—	—	—	—
Exercise of common stock options	574,839	—	4,522	—	—	4,522
Provision for pension benefit obligation	—	—	—	55	—	55
Stock-based compensation expense	—	—	5,949	—	—	5,949
Unrealized loss on available-for-sale securities	—	—	—	(974)	—	(974)
Net Loss	—	—	—	—	(44,503)	(44,503)
Balance—March 31, 2026	84,321,705	$8	$1,048,371	$(4,746)	$(521,717)	$521,916

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2025	61,507,446	$6	664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	2,375	—	14	—	—	14
Provision for pension benefit obligation	—	—	—	48	—	48
Stock-based compensation expense	—	—	5,298	—	—	5,298
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)
Net income	—	—	—	—	46,885	46,885
Balance—March 31, 2025	61,509,821	$6	$670,186	$(3,329)	$(391,703)	$275,160

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net loss (income)	$(44,503)	$46,885
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	5,949	5,298
Depreciation	2,029	2,048
Net accretion of discounts/premiums on marketable securities	(985)	(1,029)
Gain on disposal of property and equipment	—	(59)
Changes in operating assets and liabilities
Collaboration receivable	7,000	—
Other receivables	(9)	(1,235)
Prepaid expenses and other assets	(2,921)	(4)
Accounts payable	4,377	(10,874)
Accrued expenses and other current liabilities	(3,712)	(2,606)
Defined benefit plan liability	49	307
Right-of-use assets and operating lease liabilities	(434)	(283)
Deferred revenue	(4,209)	(83,940)
Net cash used in operating activities	$(37,369)	$(45,492)
Cash flows from investing activities:
Purchases of property and equipment	(1,868)	(1,587)
Purchases of marketable securities	(331,997)	(138,014)
Proceeds from maturities of marketable securities	72,868	39,372
Net cash used in investing activities	$(260,997)	$(100,229)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	4,522	14
Proceeds from underwritten public offering, net of underwriter's commission of $20,700	324,300	—
Payment of offering costs	(487)	—
Net cash provided by financing activities	$328,335	$14
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,969	$(145,707)
Cash, cash equivalents and restricted cash—beginning of period	134,837	229,117
Cash, cash equivalents and restricted cash—end of period	$164,806	$83,410
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$159,859	$78,530
Restricted cash	4,947	4,880
Total cash, cash equivalents and restricted cash	$164,806	$83,410
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$2,736	$304

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

As of March 31, 2026, the Company had an accumulated deficit of $521.7 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $44.5 million for the three months ended March 31, 2026 and $38.6 million for the year ended December 31, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $666.2 million as of March 31, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the first quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$159,238	$—	$—	$159,238
Pension plan assets	—	12,492	—	12,492
Corporate debt securities	—	268,199	—	268,199
U.S Treasury securities	—	238,162	—	238,162
Total assets measured at fair value	$159,238	$518,853	$—	$678,091

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$129,279	$—	$—	$129,279
Pension plan assets	—	12,440	—	12,440
Corporate debt securities	—	99,596	—	99,596
U.S Treasury securities	—	147,625	—	147,625
Total assets measured at fair value	$129,279	$259,661	$—	$388,940

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2026 and 2025.

4. Marketable securities

Marketable securities as of March 31, 2026 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$268,690	$10	$(501)	268,199
U.S Treasury securities	238,480	7	(325)	238,162
Total	$507,170	$17	$(826)	$506,361

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$99,543	$53	$—	99,596
U.S Treasury securities	147,514	111	—	147,625
Total	$247,057	$164	$—	$247,221

As of March 31, 2026, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive loss in equity on the accompanying condensed consolidated balance sheet. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three months ended March 31, 2026 and 2025 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$28,024	$27,022
Computer hardware and software	1,388	1,388
Furniture and fixtures	1,402	1,402
Leasehold improvements	23,794	23,669
Construction in process	3,445	118
Total property and equipment, at cost	$58,053	$53,599
Less: accumulated depreciation	(29,644)	(27,613)
Property and equipment, net	$28,409	$25,986

Depreciation expense for each of the three months ended March 31, 2026 and 2025 was $2.0 million.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and benefits	$5,047	$9,998
Accrued research and development	16,641	15,118
Accrued fixed asset purchase	2,670	57
Other	1,236	1,521
Total accrued expenses and other current liabilities	$25,594	$26,694

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of March 31, 2026.

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

Klybeckstrasse Lease

In March 2021, the Company entered into an operating lease agreement, or the Klybeckstrasse Lease, for office and laboratory space with Wincasa AG, or the Basel Landlord, that occupies approximately 21,422 square feet located at Klybeckstrasse 191, 4057 Basel, Basel-City, Switzerland. In April 2023, the Company and the Basel Landlord amended the Klybeckstrasse Lease which increased the office and laboratory space square footage from 21,422 square feet to 44,685 square feet and extended the term of the lease through June 30, 2027. In March 2026, the Company and the Basel Landlord again amended the Klybeckstrasse Lease, the Second Amendment, to extend the term of the lease through June 30, 2028. The Second Amendment was accounted for as a lease modification and resulted in increases to the related ROU asset and operating lease liability of $1.0 million.

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

The components of lease expense for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$1,638	$1,634
Variable lease expense	758	852
Total lease expense	$2,396	$2,486

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$2,244	$2,078
General and administrative	152	408
Total lease expense	$2,396	$2,486

Short-term lease costs for the three months ended March 31, 2026 and 2025 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	6.5	6.8
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information and other information relating to the Company's leases for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,998	$908
Amortization of ROU assets	$643	$574

Future minimum lease payments under non-cancelable leases as of March 31, 2026 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
2026	$5,992
2027	8,208
2028	7,894
2029	7,575
2030	7,802
Thereafter	15,624
Total undiscounted minimum lease payments	53,095
Less: Imputed interest	(14,031)
Total operating lease liability	$39,064

8. Commitments and contingencies

Legal proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of March 31, 2026, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

To date through March 31, 2026, the Company has received $16.0 million related to Roche's decision to pay preclinical milestones and $3.0 million related to Roche's decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

To date through March 31, 2026, $48.0 million related to the Roche Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The remaining $21.0 million of the upfront payment and subsequent milestone and replacement target payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheet, with $10.5 million included in current liabilities and $10.5 million included in non-current liabilities.

The following table summarizes the deferred revenue amounts allocated to the Roche Agreement performance obligations (in thousands):

	March 31,	December 31,
	2026	2025
Roche Agreement performance obligations
Research and development of initial targets	$12,775	$14,140
Research and development for replacement targets	8,217	8,517
Total Roche Agreement deferred revenue	$20,992	$22,657

The Company expects that the remaining deferred revenue for the initial targets will be recognized within 18 months. The Company expects that deferred revenue related to replacement targets will be recognized within 30 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

As of March 31, 2026, potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

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

As of September 30, 2025, the total transaction price of $150 million plus $1.2 million of incremental cost reimbursements related to the Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss.

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

To date through March 31, 2026, $4.3 million of revenue related to the 2025 Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income. The remaining $115.7 million has been recorded as deferred revenue on the condensed consolidated balance sheets, with $22.5 million included in current liabilities related to performance obligations expected to be completed within 12 months from March 31, 2026 and $93.2 million included in non-current liabilities related to performance obligations expected to be completed later than 12 months from March 31, 2026. The total transaction price of $180 million includes $60 million of future option maintenance payments which are not included in deferred revenue on the condensed consolidated balance sheet.

The following table summarizes the unearned amount of the 2025 Novartis Agreement transaction price allocated to the performance obligations (in thousands):

	March 31,	December 31,
	2026	2025
2025 Novartis Agreement performance obligations
License and research services for named immunology target	$6,814	$7,019
Research services to support immunology license options	83,357	85,698
Material right - first immunology license option	49,091	49,091
Material right - second immunology license option	36,439	36,439
Total unearned amount of transaction price	$175,701	$178,247

The Company expects that that the remaining deferred revenue for the license and research services for a named immunology target and research services for two additional immunology targets to be recognized within 54 months. The deferred revenue related to material right license options will be recognized when Novartis exercises such options rights or at the expiration of the option rights. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations related to research services.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of March 31, 2026.

Common stock

The Company had 500,000,000 shares of common stock authorized, of which 84,321,705 shares were issued and outstanding as of March 31, 2026.

Additionally, as of March 31, 2026, the Company has 16,997,266 outstanding pre-funded warrants to purchase shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise.

The Company has assessed the pre-funded warrants for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded warrants are a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the pre-funded warrants are a freestanding equity-linked financial instrument that meets the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance. The Company also determined that the pre-funded warrants should be included in the determination of basic and diluted earnings per share in accordance with ASC 260, Earnings per Share.

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

During the three months ended March 31, 2026, 5,016,658 pre-funded warrants were exercised. These exercises included net-settlements pursuant to the terms of the applicable pre-funded warrant agreements, whereby the holders elected to have pre-funded warrants withheld in a cashless exercise in lieu of paying the $0.0001 per share exercise price. As a result, 30 pre-funded warrants were withheld to cover the aggregate exercise price, resulting in the issuance of a total of 5,016,628 shares of common stock from the exercise of pre-funded warrants during the three months ended March 31, 2026. During the three months ended March 31, 2025, no pre-funded warrants were exercised.

As of March 31, 2026 and December 31, 2025, the Company has reserved the following shares of common stock for the exercise of stock options, vesting of restricted stock and pre-funded warrants:

	March 31, 2026	December 31, 2025
Options to purchase common stock	15,989,324	14,064,599
Unvested restricted common stock units	1,149,012	775,765
Pre-funded warrants	16,997,296	20,638,924
	34,135,632	35,479,288

At-the-market offerings

In July 2022, the Company entered into a sales agreement, or the 2022 Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company could offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings through Jefferies, as the Company’s sales agent. Effective January 7, 2026, the Company terminated the prospectus pursuant to which it had been able to sell shares from time to time in at-the-market offerings under the 2022 Sales Agreement.

On February 11, 2026, the Company filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, the Company filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies.

The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2026 and 2025, the Company did not sell shares of common stock under the Sales Agreement.

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

2021 Stock Option and Incentive Plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2026 the number of shares available under the 2021 Plan automatically increased by 3,277,186 shares pursuant to the evergreen provision of the 2021 Plan. As of March 31, 2026, 2,489,188 shares were available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2026 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of March 31, 2026, 2,125,604 shares were available for issuance under the 2021 ESPP.

2026 Inducement Plan

The Company’s 2026 Inducement Plan, or the 2026 Plan, was approved by the Company’s board of directors on March 16, 2026 and became effective on the same date. The 2026 Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSUs, restricted stock awards, unrestricted stock awards, and dividend equivalent rights exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individuals' entry into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). The number of shares reserved for issuance under the 2026 Plan was 1,500,000. As of March 31, 2026, 1,500,000 shares were available for issuance under the 2026 Plan.

Stock option activity

The Company has granted stock options to employees, non-employee directors, and others under the 2021 Plan.

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2025	14,064,599	$7.74	7.2	$115,245
Granted	2,569,325	15.46
Exercised	(574,839)	7.87
Forfeited	(69,761)	8.10
Outstanding—March 31, 2026	15,989,324	$8.98	7.5	$122,640
Vested or expected to vest—March 31, 2026	15,989,324	$8.98	7.5	$122,640
Exercisable—March 31, 2026	8,921,922	$8.32	6.4	$75,433

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock unit activity

The Company has granted RSUs to employees under the 2021 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will typically vest over two or four years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2025	775,765	$7.05
Granted	568,550	$15.46
Vested	(186,515)	$7.06
Forfeited	(8,788)	$8.84
Unvested restricted stock units as of March 31, 2026	1,149,012	$11.20

The aggregate fair value of RSUs that vested during three months ended March 31, 2026 was $2.9 million. The weighted average grant date fair value of RSUs that vested during three months ended March 31, 2026 was $7.06 per share. No RSUs vested during the three months ended March 31, 2025.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$3,374	$3,135
General and administrative	2,575	2,163
Total stock-based compensation expense	$5,949	$5,298

As of March 31, 2026 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $49.4 million and $12.0 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.7 years and 3.3 years, respectively.

12. Income taxes

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $0.1 million and $0.8 million, respectively. For the three months ended March 31, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts. For the three months ended March 31, 2025, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and income generated from the capitalization of research and development expenses, which, prior to the enactment of the One Big Beautiful Bill Act, were taxable in the U.S.

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

Basic and diluted net (loss) earnings per share are as follows (in thousands except share and per share amounts):

	Three months ended March 31,
	2026	2025
Net (loss) income	$(44,503)	$46,885
Basic weighted average shares outstanding	99,883,878	82,148,719
Effect of potentially dilutive securities:
Stock options to purchase common stock	—	729,311
Restricted stock units	—	78,393
Diluted weighted average shares outstanding	99,883,878	82,956,423

Basic net (loss) earnings per share	$(0.45)	$0.57
Diluted net (loss) earnings per share	$(0.45)	$0.57

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net (loss) earnings per common share, as their effect is anti-dilutive:

	Three months ended March 31,
	2026	2025
Stock options to purchase common stock	15,989,324	14,422,833
Restricted stock units	1,149,012	815,941

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended March 31,
	2026	2025
Pension expense	$350	$388

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended March 31,
	2026	2025
Defined contribution expense	$478	$409

15. Segment data

The Company defines its segments based on the way in which internally reported financial information is regularly reviewed by the chief operating decision maker, or CODM, to analyze financial performance, make decisions, and allocate resources. The Company manages its operations as a single operating and reportable segment committed to developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. As the internal reporting is based on the consolidated results, the Company has identified one operating and reportable segment. The CODM uses net (loss) income in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources. The measure of the operating segment assets is reported on the condensed consolidated balance sheet as total assets.

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. (See Note 2 in our annual report on Form 10-K for the year ended December 31, 2025.) The Company’s CODM is the Chief Executive Officer.

The Company's reportable segment net revenues and (loss) income for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three months ended March 31,
	2026	2025
Revenue:
Collaboration revenue	$4,210	$84,929
Operating expense:
Research and development:
External research and development expenses:
MRT-2359	2,381	1,945
MRT-6160	11	3,981
MRT-8102	6,781	1,882
CCNE1	1,703	762
Other development and discovery programs	9,589	4,040
Personnel expense	13,493	11,352
Overhead and administrative expense	10,111	8,228
General and administrative expenses:
Personnel expense	6,420	5,679
Professional services	2,143	1,478
Facility costs and other expense	1,612	1,546
Interest and other income, net	5,583	3,671
Income tax provision	(52)	(822)
Net (loss) income	$(44,503)	$46,885

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2. The Company's tangible assets are held in the U.S. and Switzerland with 32% and 29% of the assets held in Switzerland as of March 31, 2026 and December 31, 2025, respectively. All of the Company's collaboration revenue was generated in Switzerland during each of the three months ended March 31, 2026 and 2025.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report. This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties and assumptions, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in “Part I, Item 1A, Risk Factors” in our 2025 Annual Report and under Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the “Risk Factors” section of this Quarterly Report to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section entitled “Special note regarding forward-looking statements.”

Overview

We are a biotechnology company developing a portfolio of novel and proprietary MGDs. MGDs are small molecule drugs that employ the body’s natural protein destruction mechanisms to selectively degrade therapeutically-relevant proteins. MGDs work by inducing the engagement of defined surfaces identified on target proteins by an E3 ligase, such as cereblon. We have developed a proprietary and industry-leading protein degradation discovery engine, called QuEENTM to enable our unique, and target-centric, MGD discovery and development and our rational design of MGD products. We believe our small molecule MGDs may give us significant advantages over existing therapeutic modalities, including other protein degradation approaches. We prioritize our product development on therapeutic targets backed by strong biological and genetic rationale with the goal of discovering and developing novel medicines.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions. Since inception, we have had significant operating losses. For the three months ended March 31, 2026, we reported a net loss of $44.5 million and for the year ended December 31, 2025, we reported a net loss of $38.6 million. As of March 31, 2026, we had an accumulated deficit of $521.7 million and had $671.2 million in cash, cash equivalents, restricted cash and marketable securities. We anticipate that our existing cash and cash equivalents and marketable securities support our cash runway into 2029.

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

Results of operations for the three months ended March 31, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three months ended March 31,
	2026	2025	Dollar change
Collaboration revenue	$4,210	$84,929	$(80,719)
Operating expenses:
Research and development	$44,069	$32,190	$11,879
General and administrative	10,175	8,703	1,472
Total operating expenses	54,244	40,893	13,351
(Loss) income from operations	(50,034)	44,036	(94,070)
Other income	5,583	3,671	1,912
Net (loss) income before income taxes	(44,451)	47,707	(92,158)
Income tax provision	(52)	(822)	770
Net (loss) income	$(44,503)	$46,885	$(91,388)

Collaboration revenue

Collaboration revenue of $4.2 million and $84.9 million for the three months ended March 31, 2026 and 2025, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense (in thousands):

	Three months ended March 31,
	2026	2025	Dollar change
External research and development expense:
MRT-2359	$2,381	$1,945	$436
MRT-6160	11	3,981	(3,970)
MRT-8102	6,781	1,882	4,899
CCNE1	1,703	762	941
Other development and discovery programs	9,589	4,040	5,549
Personnel expense	13,493	11,352	2,141
Overhead and administrative expense	10,111	8,228	1,883
Total research and development expense	$44,069	$32,190	$11,879

As of March 31, 2026 and 2025, respectively, we had 129 and 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to achieve these milestones. Research and development expenses for the three months ended March 31, 2026 and 2025 included non-cash stock-based compensation expense of $3.4 million and $3.1 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Three months ended March 31,
	2026	2025	Dollar change
Personnel costs	$6,420	$5,679	$741
Professional services	2,143	1,478	665
Facility costs and other expenses	1,612	1,546	66
Total general and administrative expenses	$10,175	$8,703	$1,472

As of March 31, 2026 and 2025, respectively, we had 32 and 30 employees engaged in general and administrative activities. Personnel and professional service costs increased in the year ended December 31, 2025, as compared to 2024, as a result of increased expenses in support of our growth and operations as a public company. General and administrative expenses included non-cash stock-based compensation of $2.6 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.

Other income

Other income was comprised of (in thousands):

	Three months ended March 31,
	2026	2025	Dollar change
Interest income	$5,591	$3,439	$2,152
Foreign currency exchange (loss) gain	(8)	173	(181)
Gain on disposal of fixed assets	—	59	(59)
Other income	$5,583	$3,671	$1,912

Other income for the three months ended March 31, 2026 was primarily attributable to interest earned on marketable securities. The increase in interest income for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was principally attributable to higher average balances in marketable securities.

Income tax provision

For the three months ended March 31, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts. As of March 31, 2026, we did not capitalize any research and development expenditures.

For the three months ended March 31, 2025, the income tax provision was primarily driven by the current federal and state taxes related to the $150.0 million upfront payment for the Novartis License Agreement, which were expected to be recognized as taxable Global Intangible Low Tax Income, or GILTI.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of March 31, 2026, we had $671.2 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of March 31, 2026, we had an accumulated deficit of $521.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

At-the-market offerings

On July 1, 2022, we filed a registration statement on Form S-3 (File No. 333-266003) with the SEC, which was declared effective on July 13, 2022, or the 2022 Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. We also simultaneously entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, through July 2025 under the 2022 Shelf Registration Statement and subject to the limitations thereof.

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

On February 11, 2026, we filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, we filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies. As of March 31, 2026, we have sold no shares pursuant to our ATM program under the new prospectus supplement.

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

In January 2026, we entered into an underwriting agreement with Jefferies LLC, or Jefferies, TD Securities (USA) LLC, and Piper Sandler & Co. as representative of the several underwriters, related to the underwritten public offering, or the 2026 Offering, of 13,000,000 shares of common stock at a price of $24.00 per share, and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,375,000 shares of common stock at a price of $23.9999 per pre-funded warrant, which represents the price per share at which shares of common stock were sold in the 2026 Offering, minus $0.0001, which is the exercise price of each pre-funded warrant. The 13,000,000 shares of common stock includes the full exercise by the underwriters of their option to purchase an additional 1,875,000 shares of common stock at the public offering price. The pre-funded warrants are immediately exercisable and may be exercised at any time until the pre-funded warrants are exercised in full. Aggregate gross proceeds from the 2026 Offering were $345.0 million. Aggregate net proceeds from the 2026 Offering were $323.8 million after deducting the underwriter discounts, commissions, and other offering costs.

During the three months ended March 31, 2026, 5,016,658 pre-funded warrants were exercised and, net of cashless exercises, 5,016,628 shares of common stock were issued as a result. During the three months ended March 31, 2025, no pre-funded warrants were exercised.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(37,369)	$(45,492)
Investing activities	(260,997)	(100,229)
Financing activities	328,335	14
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,969	$(145,707)

Operating activities

Net cash used in operating activities of $37.4 million during the three months ended March 31, 2026, was attributable to our net loss of $44.5 million and a decrease in deferred revenue of $4.2 million, partially offset by increases in our working capital of $4.4 million and by non-cash charges of $7.0 million, principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $45.5 million during the three months ended March 31, 2025 was attributable to our net income of $46.9 million, offset by decreases in our working capital of $14.7 million, and a decrease in deferred revenue of $83.9 million. The decreases in working capital accounts and deferred revenue were partially off-set by non-cash charges of $6.3 million, principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $261.0 million during the three months ended March 31, 2026 was primarily attributable to purchases of marketable securities of $332.0 million and purchases of property and equipment of $1.9 million, partially offset by proceeds from the maturity of marketable securities of $72.9 million.

Cash used in investing activities of $100.2 million during the three months ended March 31, 2025 was primarily attributable to proceeds from the maturity of marketable securities of $39.4 million, offset by purchases of marketable securities of $138.0 million and purchases of property and equipment of $1.6 million.

Financing activities

Cash provided by financing activities of $328.3 million for the three months ended March 31, 2026 was primarily due to the proceeds from the 2026 Offering and to the exercise of employee stock options.

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

Critical accounting policies and significant judgments and estimates

Our management's discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Annual Report.

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report and Note 2 to our 2025 Annual Report.

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of significant accounting policies,” in the accompanying notes to our and condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended March 31, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 17, 2026.

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

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2026. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended March 31, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, those risks and uncertainties discussed in “Part I, Item 1A, Risk Factors” in our 2025 Annual Report, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. The risk factor disclosure in our 2025 Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. If any of the risks described below or in our 2025 Annual Report actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline and you might lose all or part of your investment.

Other than as set forth below, there have been no material changes to the risk factors set forth in our 2025 Annual Report.

We have incurred significant operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, and our convertible preferred stock to outside investors in private equity financings, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions. As of March 31, 2026, our cash, cash equivalents, restricted cash and marketable securities were $671.2 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $521.7 million as of March 31, 2026. For the three months ended March 31, 2026, we reported a net loss of $44.5 million. For the year ended December 31, 2025, we reported a net losses of $38.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial for MRT-8102, our NEK7-directed MGD being developed for the treatment of inflammatory conditions driven by the NLRP3 inflammasome, IL-1β, and IL-6;
•
continue preclinical activities for CCNE1 and for CDK2 and other currently undisclosed programs;
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

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on March 31, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Name and Title	Action	Action Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Jennifer Champoux Chief Operating Officer	Adopt	February 19, 2026	May 22, 2026 - December 15, 2026	Y	Up to 30,456 shares of common stock underlying stock options to be sold
Sharon Townson Chief Scientific Officer	Adopt	February 27, 2026	May 29 2026 - January 29, 2027	Y	Up to 50,000 shares of common stock underlying stock options to be sold
Filip Janku Chief Medical Officer	Adopt	March 4, 2026	June 3, 2026 - February 5, 2027	Y	Up to 74,304 shares of common stock to be sold, consisting of up to 68,459 shares underlying stock options and up to 5,485 shares underlying restricted stock units

Item 6. Exhibits

Exhibit Number	Description

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

Monte Rosa Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)