Form 10-Q
period 2026-06-30
Monte Rosa Therapeutics, Inc.
filed 2026-08-06
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 85,313,401 shares of common stock, $0.0001 per share, outstanding.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These statements are not guarantees of future results or performance and involve substantial risks and uncertainties. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$90,104	$129,883
Marketable securities	531,000	247,221
Collaboration receivable	—	7,000
Other receivables	4,920	4,600
Prepaid expenses and other current assets	5,382	4,481
Total current assets	631,406	393,185
Property and equipment, net	29,932	25,986
Operating lease right-of-use assets	24,056	24,386
Restricted cash	4,939	4,954
Other long-term assets	828	148
Total assets	$691,161	$448,659
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,152	$3,550
Accrued expenses and other current liabilities	25,773	26,694
Current deferred revenue	22,103	29,571
Current portion of operating lease liability	4,630	4,397
Total current liabilities	59,658	64,212
Deferred revenue, net of current	105,623	111,332
Defined benefit plan liability	5,242	5,265
Operating lease liability, net of current	33,357	34,794
Total liabilities	203,880	215,603
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 85,226,427 and 65,543,723 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	7
Additional paid-in capital	1,057,551	714,090
Accumulated other comprehensive loss	(5,165)	(3,827)
Accumulated deficit	(565,114)	(477,214)
Total stockholders’ equity	487,281	233,056
Total liabilities and stockholders’ equity	$691,161	$448,659

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Collaboration revenue	$8,968	$23,194	$13,178	$108,123
Operating expenses:
Research and development	47,964	30,653	92,033	62,843
General and administrative	10,134	8,095	20,309	16,798
Total operating expenses	58,098	38,748	112,342	79,641
(Loss) income from operations	(49,130)	(15,554)	(99,164)	28,482
Other income:
Interest income	5,916	3,068	11,507	6,507
Foreign currency exchange gain	25	1,390	17	1,563
Gain on disposal of property and equipment	—	—	—	59
Total other income	5,941	4,458	11,524	8,129
Net (loss) income before income taxes	(43,189)	(11,096)	(87,640)	36,611
Income tax provision	(208)	(1,199)	(260)	(2,021)
Net (loss) income	$(43,397)	$(12,295)	$(87,900)	$34,590
Comprehensive (loss) income:
Provision for pension benefit obligation	54	53	109	101
Unrealized loss on available-for-sale securities	(473)	(97)	(1,447)	(118)
Comprehensive (loss) income	$(43,816)	$(12,339)	$(89,238)	$34,573
(Loss) earnings per share:
Basic	$(0.43)	$(0.15)	$(0.87)	$0.42
Diluted	$(0.43)	$(0.15)	$(0.87)	$0.42
Weighted average number of shares outstanding:
Basic	101,478,945	82,186,768	100,685,824	82,167,849
Diluted	101,478,945	82,186,768	100,685,824	82,890,063

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2026	65,543,723	$7	714,090	$(3,827)	$(477,214)	$233,056
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance cost of $21,187	13,000,000	1	323,810	—	—	323,811
Exercise of pre-funded warrants	5,016,628	—	—	—	—	—
Restricted common stock vesting	186,515	—	—	—	—	—
Exercise of common stock options	574,839	—	4,522	—	—	4,522
Provision for pension benefit obligation	—	—	—	55	—	55
Stock-based compensation expense	—	—	5,949	—	—	5,949
Unrealized loss on available-for-sale securities	—	—	—	(974)	—	(974)
Net Loss	—	—	—	—	(44,503)	(44,503)
Balance—March 31, 2026	84,321,705	$8	$1,048,371	$(4,746)	$(521,717)	$521,916
Exercise of pre-funded warrants	509,300	1	(1)	—	—	—
Restricted common stock vesting	1,749	—	—	—	—	—
Exercise of common stock options	346,713	—	2,600	—	—	2,600
Provision for pension benefit obligation	—	—	—	54	—	54
Stock-based compensation expense	—	—	5,970	—	—	5,970
Unrealized loss on available-for-sale securities	—	—	—	(473)	—	(473)
Issuance of shares under employee stock purchase plan	46,960	—	611	—	—	611
Net Loss	—	—	—	—	(43,397)	(43,397)
Balance—June 30, 2026	85,226,427	$9	$1,057,551	$(5,165)	$(565,114)	$487,281

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

See accompanying notes to the condensed consolidated financial statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(87,900)	$34,590
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,919	10,192
Depreciation	3,943	4,173
Net accretion of discounts/premiums on marketable securities	(1,960)	(1,766)
Gain on disposal of property and equipment	—	(59)
Changes in operating assets and liabilities
Collaboration receivable	7,000	—
Other receivables	(320)	(2,196)
Prepaid expenses and other assets	(1,581)	(1,713)
Accounts payable	2,884	(11,976)
Accrued expenses and other current liabilities	(1,502)	(5,077)
Defined benefit plan liability	85	957
Right-of-use assets and operating lease liabilities	(874)	(427)
Deferred revenue	(13,177)	(106,910)
Net cash used in operating activities	$(81,483)	$(80,212)
Cash flows from investing activities:
Purchases of property and equipment	(6,591)	(3,282)
Purchases of marketable securities	(408,071)	(157,047)
Proceeds from maturities of marketable securities	124,805	85,424
Net cash used in investing activities	$(289,857)	$(74,905)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	7,122	14
Proceeds from underwritten public offering, net of underwriter's commission of $20,700	324,300	—
Payment of offering costs	(487)	—
Proceeds from employee stock purchase plan	611	365
Net cash provided by financing activities	$331,546	$379
Net decrease in cash, cash equivalents and restricted cash	$(39,794)	$(154,738)
Cash, cash equivalents and restricted cash—beginning of period	134,837	229,117
Cash, cash equivalents and restricted cash—end of period	$95,043	$74,379
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$90,104	$69,429
Restricted cash	4,939	4,950
Total cash, cash equivalents and restricted cash	$95,043	$74,379
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$1,450	$450

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

Liquidity considerations

Since inception, the Company has devoted substantially all its efforts to business planning, research and development, recruiting management and technical staff, and raising capital and has financed its operations primarily through issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of common stock or warrants to purchase common stock, registered direct offerings, and through its collaborations with F. Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., or Roche, and with Novartis AG, or Novartis.

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

As of June 30, 2026, the Company had an accumulated deficit of $565.1 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $87.9 million for the six months ended June 30, 2026 and $38.6 million for the year ended December 31, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $621.1 million as of June 30, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the second quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$89,388	$—	$—	$89,388
Pension plan assets	—	12,511	—	12,511
Corporate debt securities	—	293,761	—	293,761
U.S. Treasury securities	—	237,239	—	237,239
Total assets measured at fair value	$89,388	$543,511	$—	$632,899

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$129,279	$—	$—	$129,279
Pension plan assets	—	12,440	—	12,440
Corporate debt securities	—	99,596	—	99,596
U.S. Treasury securities	—	147,625	—	147,625
Total assets measured at fair value	$129,279	$259,661	$—	$388,940

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2026 and 2025.

4. Marketable securities

Marketable securities as of June 30, 2026 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$294,425	$5	$(669)	$293,761
U.S. Treasury securities	237,857	5	(623)	237,239
Total	$532,282	$10	$(1,292)	$531,000

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Description
Corporate debt securities	$99,543	$53	$—	$99,596
U.S. Treasury securities	147,514	111	—	147,625
Total	$247,057	$164	$—	$247,221

As of June 30, 2026, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive loss in equity on the accompanying condensed consolidated balance sheet. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three and six months ended June 30, 2026 and 2025 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$33,171	$27,022
Computer hardware and software	1,388	1,388
Furniture and fixtures	1,530	1,402
Leasehold improvements	24,984	23,669
Construction in process	411	118
Total property and equipment, at cost	$61,484	$53,599
Less: accumulated depreciation	(31,552)	(27,613)
Property and equipment, net	$29,932	$25,986

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation expense	$1,911	$2,125	$3,943	$4,173

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation and benefits	$6,296	$9,998
Accrued research and development	17,665	15,118
Accrued fixed asset purchase	639	57
Other	1,173	1,521
Total accrued expenses and other current liabilities	$25,773	$26,694

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of June 30, 2026.

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

The components of lease expense are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$1,654	$1,623	$3,292	$3,257
Variable lease expense	644	280	1,402	1,132
Total lease expense	$2,298	$1,903	$4,694	$4,389

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$1,973	$1,608	$4,217	$3,686
General and administrative	325	294	477	702
Total lease expense	$2,298	$1,902	$4,694	$4,388

Short-term lease costs for the three and six months ended June 30, 2026 and 2025 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	6.2	6.8
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information and other information relating to the Company's leases are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$1,995	$948	$3,993	$1,856
Amortization of ROU assets	$708	$615	$1,351	$1,190

Future minimum lease payments under non-cancelable leases as of June 30, 2026 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remainder of 2026	$3,990
2027	8,204
2028	7,895
2029	7,575
2030	7,802
Thereafter	15,625
Total undiscounted minimum lease payments	51,091
Less: Imputed interest	(13,104)
Total operating lease liability	$37,987

8. Commitments and contingencies

Legal proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of June 30, 2026, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

To date through June 30, 2026, the Company has received $16.0 million related to Roche's decision to pay preclinical milestones and $3.0 million related to Roche's decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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

To date through June 30, 2026, a total of $53.8 million related to the Roche Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income, including $5.8 million and $7.5 million recognized in the three and six months ended June 30, 2026, respectively. The remaining $15.2 million of the upfront payment and subsequent milestone and replacement target payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheet, with $9.3 million included in current liabilities and $5.9 million included in non-current liabilities.

The following table summarizes the deferred revenue amounts allocated to the Roche Agreement performance obligations (in thousands):

	June 30,	December 31,
	2026	2025
Roche Agreement performance obligations
Research and development of initial targets	$7,180	$14,140
Research and development for replacement targets	7,999	8,517
Total Roche Agreement deferred revenue	$15,179	$22,657

The Company expects that the remaining deferred revenue for the initial targets will be recognized within 11 months. The Company expects that deferred revenue related to replacement targets will be recognized within 28 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

As of June 30, 2026, potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

2024 Novartis License Agreement

Description

In October 2024, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a license agreement, the 2024 Novartis Agreement, with Novartis. Pursuant to the 2024 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, which is currently in Phase 1 clinical development for immune-mediated conditions. The Company was responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

Pricing

In December 2024, the Company received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, the Company is entitled to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, and (b) potential sales milestone payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. The Company and Novartis also agreed to a net profit and loss sharing arrangement, pursuant to which the Company could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. The Company has defined opportunities to opt out of the net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, in such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by the Company and Novartis.

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

The total transaction price of $150 million plus $1.2 million of incremental cost reimbursements related to the Novartis Agreement was recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss by September 30, 2025.

2025 Novartis License Agreement

Description

In September 2025, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a collaboration, option, and license agreement, the 2025 Novartis Agreement, with Novartis. Pursuant to the 2025 Novartis

Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one immunology and inflammation, or I&I program, or the First Licensed Program, and the option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two additional programs from the Company’s growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by the Company; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, the Company will apply its proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

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

To date through June 30, 2026, $7.5 million of revenue related to the 2025 Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive (loss) income, including $3.2 million and $5.7 million recognized in the three and six months ended June 30, 2026, respectively. The remaining $112.5 million has been recorded as deferred revenue on the condensed consolidated balance sheets, with $12.8 million included in current liabilities related to performance obligations expected to be completed within 12 months from June 30, 2026 and $99.7 million included in non-current liabilities related to performance obligations expected to be completed later than 12 months from June 30, 2026. The total transaction price of $180 million includes $60 million of future option maintenance payments which are not included in deferred revenue on the condensed consolidated balance sheet.

The following table summarizes the unearned amount of the 2025 Novartis Agreement transaction price allocated to the performance obligations (in thousands):

	June 30,	December 31,
	2026	2025
2025 Novartis Agreement performance obligations
License and research services for named immunology target	$6,558	$7,019
Research services to support immunology license options	80,458	85,698
Material right - first immunology license option	49,091	49,091
Material right - second immunology license option	36,439	36,439
Total unearned amount of transaction price	$172,546	$178,247

The Company expects that that the remaining deferred revenue for the license and research services for a named immunology target and research services for two additional immunology targets to be recognized within 52 months. The deferred revenue related to material right license options will be recognized when Novartis exercises such options rights or at the expiration of the option rights. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations related to research services.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of June 30, 2026.

Common stock

As of June 30, 2026, the Company had 500,000,000 shares of common stock authorized, of which 85,226,427 shares were issued and outstanding.

Additionally, as of June 30, 2026, the Company had 16,487,961 outstanding pre-funded warrants to purchase shares of the Company's common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise.

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

During the three and six months ended June 30, 2026, 509,300 and 5,525,963 pre-funded warrants were exercised, respectively. These exercises included net-settlements pursuant to the terms of the applicable pre-funded warrant agreements, whereby the holders elected to have pre-funded warrants withheld in a cashless exercise in lieu of paying the $0.0001 per share exercise price. As a result, during the three months ended June 30, 2026, 5 pre-funded warrants were withheld to cover the aggregate exercise price, resulting in the issuance of 509,295 shares of common stock from the exercise of pre-funded warrants. During the six months ended June 30, 2026, 35 pre-funded warrants were withheld to cover the aggregate exercise price, resulting in the issuance of 5,525,928 shares of common stock from the exercise of pre-funded warrants. During the three and six months ended June 30, 2025, no pre-funded warrants were exercised.

As of June 30, 2026 and December 31, 2025, the Company has reserved the following shares of common stock for the exercise of stock options, vesting of restricted stock and pre-funded warrants:

	June 30, 2026	December 31, 2025
Options to purchase common stock	15,939,132	14,064,599
Unvested restricted common stock units	1,170,738	775,765
Pre-funded warrants	16,487,961	20,638,924
	33,597,831	35,479,288

At-the-market offerings

In July 2022, the Company entered into a sales agreement, or the 2022 Sales Agreement, with Jefferies LLC, or Jefferies, as amended on March 20, 2025, pursuant to which the Company could offer and sell shares of its common stock pursuant to the then-effective prospectus from time to time in “at-the-market” offerings, or the ATM Program, through Jefferies, as the Company’s sales agent. Effective January 7, 2026, the Company terminated the prospectus pursuant to which it had been able to sell shares from time to time in at-the-market offerings under the 2022 Sales Agreement.

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

The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the Sales Agreement. During the six months ended June 30, 2026 and 2025, the Company did not sell shares of common stock under the ATM Program.

Underwritten public offerings

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

2021 Stock Option and Incentive Plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2026 the number of shares available under the 2021 Plan automatically increased by 3,277,186 shares pursuant to the evergreen provision of the 2021 Plan. As of June 30, 2026, 2,241,117 shares were available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2026 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of June 30, 2026, 2,078,644 shares were available for issuance under the 2021 ESPP.

2026 Inducement Plan

The Company’s 2026 Inducement Plan, or the 2026 Plan, was approved by the Company’s board of directors on March 16, 2026 and became effective on the same date. The 2026 Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSUs, restricted stock awards, unrestricted stock awards, and dividend equivalent rights exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individuals' entry into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). The number of shares reserved for issuance under the 2026 Plan was 1,500,000. As of June 30, 2026, 1,428,075 shares were available for issuance under the 2026 Plan.

Stock option activity

The Company has granted stock options to employees, non-employee directors, and others under the 2021 Plan and under the 2026 Plan.

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2025	14,064,599	$7.74	7.2	$115,245
Granted	2,883,600	15.70
Exercised	(921,552)	7.73
Forfeited	(87,515)	8.42
Outstanding—June 30, 2026	15,939,132	$9.18	7.3	$239,640
Vested or expected to vest—June 30, 2026	15,939,132	$9.18	7.3	$239,640
Exercisable—June 30, 2026	9,332,001	$8.18	6.2	$149,726

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock.

Restricted stock unit activity

The Company has granted RSUs to employees under the 2021 Plan and under the 2026 Plan. Each of the RSUs represents the right to receive one share of the Company’s common stock upon vesting. The RSUs will typically vest over two or four years provided the individual remains in continuous service of the Company. Accordingly, stock-based compensation expense for each RSU is recognized on a straight-line basis over the vesting term. The fair value of each RSU is based on the closing price of the Company’s common stock on the date of grant.

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2025	775,765	$7.05
Granted	595,150	$15.59
Vested	(188,264)	$7.03
Forfeited	(11,913)	$9.26
Unvested restricted stock units as of June 30, 2026	1,170,738	$11.37

The aggregate fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $2.9 million and $0.5 million, respectively. The weighted average grant date fair value of RSUs that vested during the six months ended June 30, 2026 and 2025 was $7.03 and $7.55 per share, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$3,275	$2,905	$6,649	$6,040
General and administrative	2,695	1,989	5,270	4,152
Total stock-based compensation expense	$5,970	$4,894	$11,919	$10,192

As of June 30, 2026 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $48.4 million and $11.6 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.6 years and 3.0 years, respectively.

12. Income taxes

The following table summarizes the income tax provision recorded (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income tax provision	$(208)	$(1,199)	$(260)	$(2,021)

For the three and six months ended June 30, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts. For the three and six months ended June 30, 2025, the income tax provision was primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which was expected to be recognized as taxable net controlled foreign corporation tested income, or NCTI.

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

Basic and diluted net (loss) earnings per share are as follows (in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(43,397)	$(12,295)	$(87,900)	$34,590
Basic weighted average shares outstanding	101,478,945	82,186,768	100,685,824	82,167,849
Effect of potentially dilutive securities:
Stock options to purchase common stock	—	—	—	651,925
Restricted stock units	—	—	—	70,289
Diluted weighted average shares outstanding	101,478,945	82,186,768	100,685,824	82,890,063

Basic net (loss) earnings per share	$(0.43)	$(0.15)	$(0.87)	$0.42
Diluted net (loss) earnings per share	$(0.43)	$(0.15)	$(0.87)	$0.42

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net (loss) earnings per common share, as their effect is anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stock options to purchase common stock	15,939,132	15,190,513	15,939,132	14,538,588
Restricted stock units	1,170,738	777,325	1,170,738	707,036

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Pension expense	$361	$455	$711	$843

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Defined contribution expense	$255	$220	$733	$629

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

The Company's reportable segment net revenues and (loss) income for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$8,968	$23,194	$13,178	$108,123
Operating expenses:
Research and development:
External research and development expenses:
MRT-2359	3,520	2,243	5,901	4,187
MRT-6160	16	1,477	27	5,458
MRT-8102	8,660	1,623	15,441	3,081
CCNE1	1,621	716	3,324	1,478
Other development and discovery programs	9,796	4,986	19,384	9,450
Personnel expense	13,901	11,758	27,394	23,110
Overhead and administrative expense	10,450	7,850	20,562	16,079
General and administrative expenses:
Personnel expense	6,649	5,479	13,069	11,158
Professional services	1,702	1,050	3,845	2,528
Facility costs and other expense	1,783	1,566	3,395	3,112
Interest and other income, net	5,941	4,458	11,524	8,129
Income tax provision	(208)	(1,199)	(260)	(2,021)
Net (loss) income	$(43,397)	$(12,295)	$(87,900)	$34,590

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2. The Company's tangible assets are held in the U.S. and Switzerland with 37% and 29% of the assets held in Switzerland as of June 30, 2026 and December 31, 2025, respectively. All of the Company's collaboration revenue was generated in Switzerland during each of the three and six months ended June 30, 2026 and 2025.

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

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions. Since inception, we have had significant operating losses. For the six months ended June 30, 2026, we reported a net loss of $87.9 million and for the year ended December 31, 2025, we reported a net loss of $38.6 million. As of June 30, 2026, we had an accumulated deficit of $565.1 million and had $626.0 million in cash, cash equivalents, restricted cash and marketable securities. We anticipate that our existing cash and cash equivalents and marketable securities support our cash runway into 2029.

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

2024 Novartis license agreement

In October 2024, Monte Rosa AG and Novartis entered into a license agreement, the 2024 Novartis Agreement, with Novartis. Pursuant to the 2024 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160. We were responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. Development and commercial activities governed by the Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

In December 2024, we received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, we are eligible to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, and (b) potential sales milestone payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, pursuant to which we could co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. We have defined opportunities to opt out of the net profit and loss sharing arrangement. In such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by us and Novartis.

2025 Novartis license agreement

In September 2025, Monte Rosa AG entered into a collaboration, option, and license agreement, the 2025 Novartis Agreement, with Novartis. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’ discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, or together with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the Agreement will be overseen by a Joint Research Committee.

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

Results of operations for the three months ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three months ended June 30,
	2026	2025	Dollar change
Collaboration revenue	$8,968	$23,194	$(14,226)
Operating expenses:
Research and development	$47,964	$30,653	$17,311
General and administrative	10,134	8,095	2,039
Total operating expenses	58,098	38,748	19,350
Loss from operations	(49,130)	(15,554)	(33,576)
Other income	5,941	4,458	1,483
Net loss before income taxes	(43,189)	(11,096)	(32,093)
Income tax provision	(208)	(1,199)	991
Net loss	$(43,397)	$(12,295)	$(31,102)

Collaboration revenue

Collaboration revenue of $9.0 million and $23.2 million for the three months ended June 30, 2026 and 2025, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis, with higher revenues in the three months ended June 30, 2025 primarily related the non-refundable upfront payment from Novartis under the 2025 Novartis Agreement.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense (in thousands):

	Three months ended June 30,
	2026	2025	Dollar change
External research and development expense:
MRT-2359	$3,520	$2,243	$1,277
MRT-6160	16	1,477	(1,461)
MRT-8102	8,660	1,623	7,037
CCNE1	1,621	716	905
Other development and discovery programs	9,796	4,986	4,810
Personnel expense	13,901	11,758	2,143
Overhead and administrative expense	10,450	7,850	2,600
Total research and development expense	$47,964	$30,653	$17,311

As of June 30, 2026 and 2025, respectively, we had 136 and 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful achievement of key research milestones in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to for the continued advancement of our pipeline. Research and development expenses for the three months ended June 30, 2026 and 2025 included non-cash stock-based compensation expense of $3.3 million and $2.9 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Three months ended June 30,
	2026	2025	Dollar change
Personnel costs	$6,649	$5,479	$1,170
Professional services	1,702	1,050	652
Facility costs and other expenses	1,783	1,566	217
Total general and administrative expenses	$10,134	$8,095	$2,039

As of June 30, 2026 and 2025, respectively, we had 37 and 30 employees engaged in general and administrative activities. General and administrative expenses included non-cash stock-based compensation of $2.7 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively.

Other income

Other income was comprised of (in thousands):

	Three months ended June 30,
	2026	2025	Dollar change
Interest income	$5,916	$3,068	$2,848
Foreign currency exchange gain	25	1,390	(1,365)
Other income	$5,941	$4,458	$1,483

Other income for the three months ended June 30, 2026 and 2025 was primarily attributable to interest earned on marketable securities. The increase in interest income for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was principally attributable to higher average balances in marketable securities. Foreign exchange gain on transactions denominated in currency other than the U.S. dollar decreased in the three months ended June 30, 2026, as to compared to the three months ended June 30, 2025, primarily due to changes in the exchange rates between the U.S. Dollar and, principally, the Swiss Franc.

Income tax provision

For the three months ended June 30, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts.

For the three months ended June 30, 2025, we recorded a provision for income taxes of $1.2 million, primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which was expected to be recognized as taxable net controlled foreign corporation tested income, or NCTI.

Results of operations for the six months ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Six months ended June 30,
	2026	2025	Dollar change
Collaboration revenue	$13,178	$108,123	$(94,945)
Operating expenses:
Research and development	92,033	62,843	29,190
General and administrative	20,309	16,798	3,511
Total operating expenses	112,342	79,641	32,701
(Loss) income from operations	(99,164)	28,482	(127,646)
Other income	11,524	8,129	3,395
Net (loss) income before income taxes	$(87,640)	$36,611	$(124,251)
Income tax provision	(260)	(2,021)	1,761
Net (loss) income	$(87,900)	$34,590	$(122,490)

Collaboration revenue

Collaboration revenue of $13.2 million and $108.1 million for the six months ended June 30, 2026 and 2025, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis, with higher revenues in the six months ended June 30, 2025 primarily related the non-refundable upfront payment from Novartis under the 2025 Novartis Agreement.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense (in thousands):

	Six months ended June 30,
	2026	2025	Dollar change
External research and development expense:
MRT-2359	$5,901	$4,187	$1,714
MRT-6160	27	5,458	(5,431)
MRT-8102	15,441	3,081	12,360
CCNE1	3,324	1,478	1,846
Other development and discovery programs	19,384	9,450	9,934
Personnel expense	27,394	23,110	4,284
Overhead and administrative expense	20,562	16,079	4,483
Total research and development expense	$92,033	$62,843	$29,190

As of June 30, 2026 and 2025, respectively, we had 136 and 112 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful continued advancement in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs for the continued advancement of our pipeline. Research and development expenses for the six months ended June 30, 2026 and 2025 included non-cash stock-based compensation expense of $6.6 million and $6.0 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Six months ended June 30,
	2026	2025	Dollar change
Personnel costs	$13,069	$11,158	$1,911
Professional services	3,845	2,528	1,317
Facility costs and other expenses	3,395	3,112	283
Total general and administrative expenses	$20,309	$16,798	$3,511

As of June 30, 2026 and 2025, respectively, we had 37 and 30 employees engaged in general and administrative activities. General and administrative expenses included non-cash stock-based compensation of $5.3 million and $4.2 million for the six months ended June 30, 2026 and 2025, respectively.

Other income

Other income was comprised of (in thousands):

	Six months ended June 30,
	2026	2025	Dollar change
Interest income	$11,507	$6,507	$5,000
Foreign currency exchange gain	17	1,563	(1,546)
Gain on disposal of property and equipment	—	59	(59)
Other income	$11,524	$8,129	$3,395

Other income for the six months ended June 30, 2026 and 2025 was primarily attributable to interest earned on marketable securities. The increase in interest income for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was principally attributable to higher average balances in marketable securities. Foreign exchange gain on transactions denominated in currency other than the U.S. dollar decreased in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to changes in the exchange rates between the U.S. Dollar and, principally, the Swiss Franc.

Income tax provision

For the six months ended June 30, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts.

For the six months ended June 30, 2025, we recorded a provision for income taxes of $2.0 million, primarily driven by the current federal and state taxes related to the $150 million upfront payment for the Novartis License Agreement, which was expected to be recognized as taxable NCTI.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of June 30, 2026, we had $626.0 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of June 30, 2026, we had an accumulated deficit of $565.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

At-the-market offerings

On July 1, 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, through July 2025 under the 2022 Shelf Registration Statement and subject to the limitations thereof.

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

On February 11, 2026, we filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, we filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies. As of June 30, 2026, we have sold no shares pursuant to our ATM program under the new prospectus supplement.

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

During the six months ended June 30, 2026, 5,525,963 pre-funded warrants were exercised and, net of cashless exercises, 5,525,928 shares of common stock were issued as a result. During the six months ended June 30, 2025, no pre-funded warrants were exercised.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(81,483)	$(80,212)
Investing activities	(289,857)	(74,905)
Financing activities	331,546	379
Net decrease in cash, cash equivalents and restricted cash	$(39,794)	$(154,738)

Operating activities

Net cash used in operating activities of $81.5 million during the six months ended June 30, 2026 was attributable to our net loss of $87.9 million and a decrease in deferred revenue of $13.2 million, partially offset by increases in our working capital of $5.7 million and by non-cash charges of $13.9 million, principally with respect to depreciation expense and stock-based compensation.

Net cash used in operating activities of $80.2 million during the six months ended June 30, 2025 was attributable to decreases in our working capital of $20.4 million and a decrease in deferred revenue of $106.9 million, partially offset by our net income of $34.6 million. The decreases in working capital accounts and deferred revenue were partially off-set by non-cash charges of $12.5 million, principally with respect to depreciation expense and stock-based compensation.

Investing activities

Cash used in investing activities of $289.9 million during the six months ended June 30, 2026 was primarily attributable to purchases of marketable securities of $408.1 million and purchases of property and equipment of $6.6 million, partially offset by proceeds from the maturity of marketable securities of $124.8 million.

Cash used in investing activities of $74.9 million during the six months ended June 30, 2025 was primarily attributable to purchases of marketable securities of $157.0 million and purchases of property and equipment of $3.3 million, partially offset by proceeds from the maturity of marketable securities of $85.4 million.

Financing activities

Cash provided by financing activities of $331.5 million for the six months ended June 30, 2026 was primarily due to the proceeds from the 2026 Offering and to the exercise of employee stock options.

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

Recently issued and adopted accounting pronouncements

Refer to Note 2, “Summary of significant accounting policies,” in the accompanying notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Contractual obligations and commitments

During the three months ended June 30, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 17, 2026.

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

We will cease to be an emerging growth company on December 31, 2026, which is the last day of our fiscal year following the fifth anniversary of the date of the closing of our initial public offering, or our IPO. The loss of emerging growth company status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

In addition, we are also a “smaller reporting company" as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies, such as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the ability to present only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K. We will continue to qualify as a smaller reporting company if we have (i) a public float of less than $250 million or (ii) annual revenues of less than $100 million and either no public float or a public float of less than $700 million, in each case as determined as of the last business day of our most recently completed second fiscal quarter (with annual revenues measured as of our most recently completed fiscal year for which audited financial statements are available). In August 2025, the SEC staff issued Exchange Act Rules C&DI 130.05 clarifying the filer status transition for registrants that lose their smaller reporting company status based on the revenue tests. If we lose smaller reporting company status under the revenue test, under this interpretation, we will remain a non-accelerated filer for filings due in the fiscal year immediately following the loss of smaller reporting company status, allowing us to retain the exception from the auditor attestation requirement on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. However, the interpretation specifies that we will lose eligibility for all other smaller reporting company accommodations beginning with the Form 10-Q for the first fiscal quarter of the year after losing smaller reporting company status.

Item 3. Quantitative and qualitative disclosures about market risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2026. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during three months ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, and our convertible preferred stock to outside investors in private equity financings, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $1.3 billion of gross proceeds from such transactions. As of June 30, 2026, our cash, cash equivalents, restricted cash and marketable securities were $626.0 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $565.1 million as of June 30, 2026. For the six months ended June 30, 2026, we reported a net loss of $87.9 million. For the year ended December 31, 2025, we reported a net losses of $38.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trial for MRT-2359, our MGD product candidate targeting GSPT1;
•
finalize our Phase 1 clinical trial and advance our Phase 2 clinical trial for MRT-8102, our NEK7-directed MGD being developed for the treatment of inflammatory conditions driven by the NLRP3 inflammasome, IL-1β, and IL-6;
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

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on June 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K, except as described in the table below.

Name and Title	Action	Action Date	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement? (Y/N)*	Aggregate Number of Securities Subject to Trading Arrangement
Kimberly Blackwell Director	Adopt	April 15, 2026	August 11, 2026- April 23, 2027	Y	Up to 35,500 shares of common stock underlying stock options to be sold
Markus Warmuth Chief Executive Officer	Adopt	June 18, 2026	January 7, 2027 - August 13, 2027	Y	Up to 54,500 shares of common stock underlying restricted stock units

Item 6. Exhibits

Exhibit Number	Description

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

Monte Rosa Therapeutics, Inc.

Date: August 6, 2026	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)