Form 10-Q
period 2026-09-30
Monte Rosa Therapeutics, Inc.
filed 2026-11-05
CIK 1826457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 85,450,119 shares of common stock, $0.0001 per share, outstanding.

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
•
the potential benefits of strategic collaborations and our ability to enter into strategic collaborations with third parties who have the expertise to enable us to further develop our biological targets, product candidates and discovery engine technologies, including our agreements with Novartis AG, or Novartis, for MRT-6160 and other discovery programs and our agreement with F. Hoffmann-La Roche Ltd., or Roche Basel, and Hoffmann-La Roche Inc., or Roche US, and together with Roche Basel, collectively referred to herein as Roche;
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
•
the effect of any geopolitical conflicts or new or increased international tariffs, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies, ongoing clinical trials and future clinical trials; and
•
other risks and uncertainties, including those listed under the section entitled “Risk factors" and those included in "Part I, Item 1A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 17, 2026.

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

ii

iii

Part I ─ Financial Information

Item 1. Financial Statements

Monte Rosa Therapeutics, Inc.

Condensed consolidated balance sheets (unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$45,180	$129,883
Marketable securities	532,546	247,221
Collaboration receivable	50,000	7,000
Other receivables	7,624	4,600
Prepaid expenses and other current assets	4,715	4,481
Total current assets	640,065	393,185
Property and equipment, net	28,632	25,986
Operating lease right-of-use assets	23,343	24,386
Restricted cash	4,918	4,954
Other long-term assets	767	148
Total assets	$697,725	$448,659
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,347	$3,550
Accrued expenses and other current liabilities	33,414	26,694
Current deferred revenue	21,098	29,571
Current portion of operating lease liability	4,187	4,397
Total current liabilities	62,046	64,212
Deferred revenue, net of current	102,261	111,332
Defined benefit plan liability	5,131	5,265
Operating lease liability, net of current	32,079	34,794
Total liabilities	201,517	215,603
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized, 85,431,211 and 65,543,723 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	7
Additional paid-in capital	1,064,442	714,090
Accumulated other comprehensive loss	(6,192)	(3,827)
Accumulated deficit	(562,051)	(477,214)
Total stockholders’ equity	496,208	233,056
Total liabilities and stockholders’ equity	$697,725	$448,659

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive income (loss) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Collaboration revenue	$54,366	$12,768	$67,544	$120,891
Operating expenses:
Research and development	45,363	36,678	137,396	99,521
General and administrative	10,942	9,065	31,251	25,863
Total operating expenses	56,305	45,743	168,647	125,384
Loss from operations	(1,939)	(32,975)	(101,103)	(4,493)
Other income:
Interest income	5,625	2,746	17,132	9,253
Foreign currency exchange gain (loss)	93	(29)	110	1,534
Gain on disposal of property and equipment	—	—	—	59
Total other income	5,718	2,717	17,242	10,846
Net income (loss) before income taxes	3,779	(30,258)	(83,861)	6,353
Income tax (provision) benefit	(716)	3,177	(976)	1,156
Net income (loss)	$3,063	$(27,081)	$(84,837)	$7,509
Comprehensive income (loss):
Provision for pension benefit obligation	52	53	161	154
Unrealized (loss) gain on available-for-sale securities	(1,079)	73	(2,526)	(45)
Comprehensive income (loss)	$2,036	$(26,955)	$(87,202)	$7,618
Earnings (loss) per share:
Basic	$0.03	$(0.33)	$(0.84)	$0.09
Diluted	$0.03	$(0.33)	$(0.84)	$0.09
Weighted average number of shares outstanding:
Basic	101,793,104	82,397,753	101,058,958	82,245,324
Diluted	108,615,714	82,397,753	101,058,958	82,942,723

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited)

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2026	65,543,723	$7	714,090	$(3,827)	$(477,214)	$233,056
Issuance of common stock and pre-funded warrants pursuant to underwritten public offering, net of issuance cost of $21,187	13,000,000	1	323,810	—	—	323,811
Exercise of pre-funded warrants	5,016,628	—	—	—	—	—
Restricted common stock vesting	186,515	—	—	—	—	—
Exercise of common stock options	574,839	—	4,522	—	—	4,522
Provision for pension benefit obligation	—	—	—	55	—	55
Stock-based compensation expense	—	—	5,949	—	—	5,949
Unrealized loss on available-for-sale securities	—	—	—	(974)	—	(974)
Net loss	—	—	—	—	(44,503)	(44,503)
Balance—March 31, 2026	84,321,705	$8	$1,048,371	$(4,746)	$(521,717)	$521,916
Exercise of pre-funded warrants	509,300	1	(1)	—	—	—
Restricted common stock vesting	1,749	—	—	—	—	—
Exercise of common stock options	346,713	—	2,600	—	—	2,600
Provision for pension benefit obligation	—	—	—	54	—	54
Stock-based compensation expense	—	—	5,970	—	—	5,970
Unrealized loss on available-for-sale securities	—	—	—	(473)	—	(473)
Issuance of shares under employee stock purchase plan	46,960	—	611	—	—	611
Net loss	—	—	—	—	(43,397)	(43,397)
Balance—June 30, 2026	85,226,427	$9	$1,057,551	$(5,165)	$(565,114)	$487,281
Exercise of pre-funded warrants	115,692	—	—	—	—	—
Restricted common stock vesting	2,124	—	—	—	—	—
Exercise of common stock options	86,968	—	568	—	—	568
Provision for pension benefit obligation	—	—	—	52	—	52
Stock-based compensation expense	—	—	6,323	—	—	6,323
Unrealized loss on available-for-sale securities	—	—	—	(1,079)	—	(1,079)
Net income	—	—	—	—	3,063	3,063
Balance—September 30, 2026	85,431,211	$9	$1,064,442	$(6,192)	$(562,051)	$496,208

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity (unaudited) - continued

	Common stock
(in thousands, except share amounts)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders’ equity
Balance—January 1, 2025	61,507,446	$6	664,874	$(3,356)	$(438,588)	$222,936
Exercise of common stock options	2,375	—	14	—	—	14
Provision for pension benefit obligation	—	—	—	48	—	48
Stock-based compensation expense	—	—	5,298	—	—	5,298
Unrealized loss on available-for-sale securities	—	—	—	(21)	—	(21)
Net income	—	—	—	—	46,885	46,885
Balance—March 31, 2025	61,509,821	$6	$670,186	$(3,329)	$(391,703)	$275,160
Restricted common stock vesting	112,159	—	—	—	—	—
Provision for pension benefit obligation	—	—	—	53	—	53
Stock-based compensation expense	—	—	4,894	—	—	4,894
Unrealized loss on available-for-sale securities	—	—	—	(97)	—	(97)
Issuance of shares under employee stock purchase plan	95,369	—	365	—	—	365
Net loss	—	—	—	—	(12,295)	(12,295)
Balance—June 30, 2025	61,717,349	$6	$675,445	$(3,373)	$(403,998)	$268,080
Exercise of common stock options	72,890	—	348	—	—	348
Provision for pension benefit obligation	—	—	—	53	—	53
Stock-based compensation expense	—	—	4,364	—	—	4,364
Unrealized loss on available-for-sale securities	—	—	—	73	—	73
Net loss	—	—	—	—	(27,081)	(27,081)
Balance—September 30, 2025	61,790,239	$6	$680,157	$(3,247)	$(431,079)	$245,837

See accompanying notes to the condensed consolidated financial statements.

Monte Rosa Therapeutics, Inc.

Condensed consolidated statements of cash flows (unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(84,837)	$7,509
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Stock-based compensation expense	18,242	14,556
Depreciation	6,087	6,268
Net accretion of discounts/premiums on marketable securities	(1,608)	(2,232)
Gain on disposal of property and equipment	—	(59)
Changes in operating assets and liabilities
Collaboration receivable	(43,000)	—
Other receivables	(3,024)	(4,792)
Prepaid expenses and other assets	(853)	(772)
Accounts payable	(519)	(3,096)
Accrued expenses and other current liabilities	6,451	(883)
Defined benefit plan liability	26	1,192
Right-of-use assets and operating lease liabilities	(1,882)	(781)
Deferred revenue	(17,544)	3,306
Net cash (used in) provided by operating activities	$(122,461)	$20,216
Cash flows from investing activities:
Purchases of property and equipment	(8,149)	(3,933)
Purchases of marketable securities	(499,777)	(223,016)
Proceeds from maturities of marketable securities	213,534	190,182
Net cash used in investing activities	$(294,392)	$(36,767)
Cash flows from financing activities:
Proceeds from exercise of employee stock options	7,690	362
Proceeds from underwritten public offering, net of underwriter's commission of $20,700	324,300	—
Payment of offering costs	(487)	—
Proceeds from employee stock purchase plan	611	365
Net cash provided by financing activities	$332,114	$727
Net decrease in cash, cash equivalents and restricted cash	$(84,739)	$(15,824)
Cash, cash equivalents and restricted cash—beginning of period	134,837	229,117
Cash, cash equivalents and restricted cash—end of period	$50,098	$213,293
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$45,180	$208,343
Restricted cash	4,918	4,950
Total cash, cash equivalents and restricted cash	$50,098	$213,293
Supplemental disclosure of noncash items
Purchases of property and equipment in accounts payable and accrued expenses	$734	$439

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

As of September 30, 2026, the Company had an accumulated deficit of $562.1 million. The Company has incurred losses and negative cash flows from operations since inception, including net losses of $84.8 million for the nine months ended September 30, 2026 and $38.6 million for the year ended December 31, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents, and marketable securities of $577.7 million as of September 30, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the third quarter interim condensed consolidated financial statements are issued. However, additional funding will be necessary to fund future discovery research, preclinical and clinical activities. The Company will seek additional funding through public financings, debt financings, collaboration agreements, strategic alliances and licensing arrangements. Although it has been successful in raising capital in the past, there is no assurance that the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and the Company may not be able to enter into collaborations or other arrangements. If the Company is unable to obtain funding, it could be forced to delay, reduce or eliminate its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect the Company’s business prospects, and even the ability to continue operations.

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

\\\

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$44,582	$—	$—	$44,582
Pension plan assets	—	12,306	—	12,306
Corporate debt securities	—	269,551	—	269,551
U.S. Treasury securities	—	262,995	—	262,995
Total assets measured at fair value	$44,582	$544,852	$—	$589,434

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets
Money market funds	$129,279	$—	$—	$129,279
Pension plan assets	—	12,440	—	12,440
Corporate debt securities	—	99,596	—	99,596
U.S. Treasury securities	—	147,625	—	147,625
Total assets measured at fair value	$129,279	$259,661	$—	$388,940

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

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2026 and 2025.

4. Marketable securities

Marketable securities as of September 30, 2026 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Description
Corporate debt securities	$270,931	$9	$(1,389)	$269,551
U.S. Treasury securities	263,977	—	(982)	262,995
Total	$534,908	$9	$(2,371)	$532,546

Marketable securities as of December 31, 2025 consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
Description
Corporate debt securities	$99,543	$53	$—	$99,596
U.S. Treasury securities	147,514	111	—	147,625
Total	$247,057	$164	$—	$247,221

As of September 30, 2026, unrealized gain and losses on marketable securities are recorded in accumulated other comprehensive loss in equity on the accompanying condensed consolidated balance sheet. The aggregate fair value of securities in a loss position was $514.4 million and $3.2 million as of September 30, 2026 and December 31, 2025, respectively. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the three and nine months ended September 30, 2026 and 2025 and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The Company holds debt securities of companies with high credit quality and has determined that there was no material change in the credit risk of any of its debt securities. The Company also believes that it will be able to collect both principal and interest amounts due to it at maturity.

5. Property and equipment, net

Property and equipment, net, consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$33,394	$27,022
Computer hardware and software	1,388	1,388
Furniture and fixtures	1,530	1,402
Leasehold improvements	25,687	23,669
Construction in process	326	118
Total property and equipment, at cost	$62,325	$53,599
Less: accumulated depreciation	(33,693)	(27,613)
Property and equipment, net	$28,632	$25,986

The following table summarizes depreciation expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation expense	$2,144	$2,095	$6,087	$6,268

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation and benefits	$9,334	$9,998
Accrued research and development	18,793	15,118
Accrued fixed asset purchase	326	57
Accrued value added tax	3,022	—
Other	1,939	1,521
Total accrued expenses and other current liabilities	$33,414	$26,694

7. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the condensed consolidated balance sheets. The Company has no finance leases as of September 30, 2026.

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

Harrison Avenue Lease

In December 2021, the Company entered into a non-cancelable lease agreement, or the Harrison Avenue Lease, for 63,327 square feet of office and laboratory space to support its expanding operations. The term of the lease commenced on April 1, 2022 and the Company’s obligation to pay rent began on December 21, 2022. The initial term of the lease is through November 30, 2032, at which point the Company has the option to extend the lease an additional 5 years. The Company has determined that it is not reasonably certain to exercise the option to extend the lease and has not included the extension period in the lease term. The annual base rent under the Harrison Avenue Lease is $95 per square foot for the first year, which is subject to scheduled annual increases of 3%, plus certain costs, operating expenses and property management fees.

The components of lease expense are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$1,661	$1,654	$4,953	$4,910
Variable lease expense	769	745	2,171	1,877
Total lease expense	$2,430	$2,399	$7,124	$6,787

The variable lease expenses generally include common area maintenance and property taxes.

The following table summarizes lease expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$2,091	$2,028	$6,308	$5,714
General and administrative	339	371	816	1,073
Total lease expense	$2,430	$2,399	$7,124	$6,787

Short-term lease costs for the three and nine months ended September 30, 2026 and 2025 were immaterial.

The weighted average remaining lease term and discount rate related to the Company's leases are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	6.0	6.8
Weighted average discount rate	9.8%	9.9%

Supplemental cash flow information and other information relating to the Company's leases are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$2,565	$963	$6,558	$2,818
Amortization of ROU assets	$715	$637	$2,066	$1,827

Future minimum lease payments under non-cancelable leases as of September 30, 2026 for each of the years ending December 31 are as follows (in thousands):

Undiscounted lease payments
Remainder of 2026	$1,410
2027	8,174
2028	7,879
2029	7,575
2030	7,802
Thereafter	15,624
Total undiscounted minimum lease payments	48,464
Less: Imputed interest	(12,198)
Total operating lease liability	$36,266

8. Commitments and contingencies

Legal proceedings

From time to time, the Company may be subject to legal proceedings, claims and disputes that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. As of September 30, 2026, the Company is not a party to any litigation and does not have a contingency reserve established for any litigation liabilities.

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

To date through September 30, 2026, the Company has received $16.0 million related to Roche’s decision to pay preclinical milestones and $3.0 million related to Roche’s decision to exercise its option rights to replace certain targets for research and development services. The related payments are initially classified as deferred revenue in the accompanying condensed consolidated balance sheet and recognized in revenue as the related research and development services are performed.

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
•
Option rights to replace targets: The transaction price allocated to the replacement option rights, which are considered material rights, is deferred until the period that Roche elects to exercise or elects to not exercise its option right to license and commercialize the underlying research and development target. Upon Roche’s exercise of a replacement option right, the Company will recognize the portion of the transaction price allocated using the input method described above. Any payments made to exercise replacement option rights will be added to the allocated value and recognized as the related services are performed.

To date through September 30, 2026, a total of $55.8 million related to the Roche Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss), including $2.0 million and $9.5 million recognized in the three and nine months ended September 30, 2026, respectively. The remaining $13.2 million of the upfront payment and subsequent milestone and replacement target payments related to customer options are recorded as deferred revenue in the liabilities section of the condensed consolidated balance sheet, with $7.2 million included in current liabilities and $6.0 million included in non-current liabilities.

The following table summarizes the deferred revenue amounts allocated to the Roche Agreement performance obligations (in thousands):

	September 30,	December 31,
	2026	2025
Roche Agreement performance obligations
Research and development of initial targets	$6,248	$14,140
Research and development for replacement targets	6,914	8,517
Total Roche Agreement deferred revenue	$13,162	$22,657

The Company expects that the remaining deferred revenue for the initial targets will be recognized within 11 months. The Company expects that deferred revenue related to replacement targets will be recognized within 25 months. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations for the initial and replacement targets. Any amounts remaining in deferred revenue will be recognized at the conclusion of the Roche Agreement in October 2028.

As of September 30, 2026, potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

2024 Novartis License Agreement

Description

In October 2024, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a license agreement, the 2024 Novartis Agreement, with Novartis. Pursuant to the 2024 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160, In September 2026, the Company announced that Novartis initiated a Phase 2 clinical study of MRT-6160 (DDY391) in participants with Sjögren's disease, and MRT-6160 is currently in Phase 2 clinical development for immune-mediated conditions. The Company was responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2.

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

The total transaction price of $150 million plus $1.2 million of incremental cost reimbursements related to the 2024 Novartis Agreement was recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss) by September 30, 2025.

To date through September 30, 2026, the Company has earned $50 million in connection with achievement of a milestone associated with the first patient visit of a Novartis Phase 2 study evaluating MRT-6160 (DDY391) in participants with Sjögren’s disease. As there were no remaining performance obligations related to this milestone, the $50 million to be received from Novartis was recognized as collaboration revenue in the three and nine months ended September 30, 2026 and was recorded in collaboration receivable as of September 30, 2026.

2025 Novartis License Agreement

Description

In September 2025, Monte Rosa Therapeutics AG, a wholly-owned subsidiary of the Company, entered into a collaboration, option, and license agreement, the 2025 Novartis Agreement, with Novartis. Pursuant to the 2025 Novartis Agreement, the Company granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one immunology and inflammation, or I&I program, or the First Licensed Program, and the option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two additional programs from the Company’s growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’s discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by the Company; if Novartis does exercise its Option, such program becomes a Licensed Program, or together, with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, the Company will apply its proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the 2025 Novartis Agreement will be overseen by a Joint Research Committee.

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

To date through September 30, 2026, $9.8 million of revenue related to the 2025 Novartis Agreement has been recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive income (loss), including $2.3 million and $8.0 million recognized in the three and nine months ended September 30, 2026, respectively. The remaining $110.2 million has been recorded as deferred revenue on the condensed consolidated balance sheets, with $13.9 million included in current liabilities related to performance obligations expected to be completed within 12 months from September 30, 2026 and $96.3 million included in non-current liabilities related to performance obligations expected to be completed later than 12 months from September 30, 2026. The total transaction price of $180 million includes $60 million of future option maintenance payments which are not included in deferred revenue on the condensed consolidated balance sheet.

The following table summarizes the unearned amount of the 2025 Novartis Agreement transaction price allocated to the performance obligations (in thousands):

	September 30,	December 31,
	2026	2025
2025 Novartis Agreement performance obligations
License and research services for named immunology target	$6,255	$7,019
Research services to support immunology license options	78,413	85,698
Material right - first immunology license option	49,091	49,091
Material right - second immunology license option	36,439	36,439
Total unearned amount of transaction price	$170,198	$178,247

The Company expects that the remaining deferred revenue for the license and research services for a named immunology target and research services for two additional immunology targets to be recognized within 49 months. The deferred revenue related to material right license options will be recognized when Novartis exercises such options rights or at the expiration of the option rights. Due to the uncertain nature of the research and development being performed by the Company, it may take longer than anticipated to recognize revenue related to the performance obligations related to research services.

10. Equity

Undesignated preferred stock

The Company had 10,000,000 shares authorized of undesignated preferred stock, par value of $0.0001, of which no shares were issued and outstanding as of September 30, 2026.

Common stock

As of September 30, 2026, the Company had 500,000,000 shares of common stock authorized, of which 85,431,211 shares were issued and outstanding.

Additionally, as of September 30, 2026, the Company had 16,372,266 outstanding pre-funded warrants to purchase shares of the Company’s common stock to accredited investors. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share at any time after the date of issuance. A holder of a pre-funded warrant may not exercise such pre-funded warrant if the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, up to 19.99%) of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise.

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

The holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the preferences applicable to any outstanding shares of preferred stock. The Company’s board of directors has not declared any dividends and the Company has not paid any dividends.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders.

During the three and nine months ended September 30, 2026, 115,695 and 5,641,658 pre-funded warrants were exercised, respectively. These exercises included net-settlements pursuant to the terms of the applicable pre-funded warrant agreements, whereby the holders elected to have pre-funded warrants withheld in a cashless exercise in lieu of paying the $0.0001 per share exercise price. As a result, during the three months ended September 30, 2026, 3 pre-funded warrants were withheld to cover the aggregate exercise price, resulting in the issuance of 115,692 shares of common stock from the exercise of pre-funded warrants. During the nine months ended September 30, 2026, 38 pre-funded warrants were withheld to cover the aggregate exercise price, resulting in the issuance of 5,641,620 shares of common stock from the exercise of pre-funded warrants. During the three and nine months ended September 30, 2025, no pre-funded warrants were exercised.

As of September 30, 2026 and December 31, 2025, the Company has reserved the following shares of common stock for the exercise of stock options, vesting of restricted stock and pre-funded warrants:

	September 30, 2026	December 31, 2025
Options to purchase common stock	15,867,747	14,064,599
Unvested restricted common stock units	1,171,416	775,765
Pre-funded warrants	16,372,266	20,638,924
Total common stock shares reserved	33,411,429	35,479,288

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

On February 11, 2026, the Company filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, the Company's common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, the Company filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies.

The Company agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds of any shares sold by Jefferies under the 2022 Sales Agreement. During the nine months ended September 30, 2026 and 2025, the Company did not sell shares of common stock under the ATM Program.

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

2021 Stock Option and Incentive Plan

The Company’s 2021 Stock Option and Incentive Plan, or the 2021 Plan, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s initial public offering, or IPO, was declared effective. The 2021 Plan provides for the grant of incentive stock options; non-qualified stock options; stock appreciation rights; restricted stock units, or RSUs; restricted stock awards; unrestricted stock awards; cash-based awards and dividend equivalent rights to the Company’s officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2021 Plan was 4,903,145. Under the evergreen provision of the 2021 Plan, the shares available for issuance under the 2021 Plan will be automatically increased each January 1st by 5% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or such lesser number of shares as may be determined by the Company’s compensation, nomination and corporate governance committee. Effective January 1, 2026 the number of shares available under the 2021 Plan automatically increased by 3,277,186 shares pursuant to the evergreen provision of the 2021 Plan. As of September 30, 2026, 2,278,117 shares were available for issuance under the 2021 Plan.

2021 Employee Stock Purchase Plan

The Company’s 2021 Employee Stock Purchase Plan, or the 2021 ESPP, was approved by the Company’s board of directors on May 28, 2021 and the Company’s stockholders on June 17, 2021 and became effective on the date immediately prior to the date on which the registration statement for the Company’s IPO was declared effective. A total of 439,849 shares of the Company’s common stock were initially reserved for issuance under the 2021 ESPP. The shares available for issuance under the 2021 ESPP will be automatically increased on each January 1st, through January 1, 2031, by the least of (i) 439,849 shares of the Company’s common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31st or (iii) such lesser number of shares of the Company’s common stock as determined by the plan administrator of the 2021 ESPP. Effective January 1, 2026 the number of shares available under the 2021 ESPP automatically increased by 439,849 shares pursuant to the evergreen provision of the 2021 ESPP. As of September 30, 2026, 2,078,644 shares were available for issuance under the 2021 ESPP.

2026 Inducement Plan

The Company’s 2026 Inducement Plan, or the 2026 Plan, was approved by the Company’s board of directors on March 16, 2026 and became effective on the same date. The 2026 Plan provides for the grant of non-qualified stock options, stock appreciation rights, RSUs, restricted stock awards, unrestricted stock awards, and dividend equivalent rights exclusively to individuals who were not previously employees or directors of the Company, as an inducement material to the individuals’ entry into employment with the Company and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4). The number of shares reserved for issuance under the 2026 Plan was 1,500,000. As of September 30, 2026, 1,372,690 shares were available for issuance under the 2026 Plan.

Stock option activity

The Company has granted stock options to employees, non-employee directors, and others under the 2021 Plan and under the 2026 Plan.

The following summarizes stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding—December 31, 2025	14,064,599	$7.74	7.2	$115,245
Granted	2,939,045	15.73
Exercised	(1,008,520)	7.62
Forfeited	(127,377)	9.71
Outstanding—September 30, 2026	15,867,747	$9.22	7.0	$62,722
Vested or expected to vest—September 30, 2026	15,867,747	$9.22	7.0	$62,722
Exercisable—September 30, 2026	9,780,979	$8.12	6.1	$45,913

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

The following summarizes RSU activity:

	Number of shares	Weighted average grant date fair value
Unvested restricted stock units as of December 31, 2025	775,765	$7.05
Granted	606,890	$15.63
Vested	(190,388)	$7.01
Forfeited	(20,851)	$10.63
Unvested restricted stock units as of September 30, 2026	1,171,416	$11.44

The aggregate fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $3.0 million and $0.5 million, respectively. The weighted average grant date fair value of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $7.01 and $7.55 per share, respectively.

Stock-based compensation expense

Stock-based compensation expense is classified as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$3,283	$2,460	$9,932	$8,500
General and administrative	$3,040	1,904	8,310	6,056
Total stock-based compensation expense	$6,323	$4,364	$18,242	$14,556

As of September 30, 2026 total unrecognized stock-based compensation cost related to unvested stock options and restricted stock units was $43.5 million and $10.8 million, respectively. The Company expects to recognize this remaining cost over a weighted average period of 2.4 years and 2.8 years, respectively.

12. Income taxes

The following table summarizes the income tax (provision) benefit recorded (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income tax (provision) benefit	$(716)	$3,177	$(976)	$1,156

For the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $0.7 million and $1.0 million, respectively, which were primarily related to interest income on marketable securities in Massachusetts and current federal and state taxes on U.S. taxable income generated from collaboration revenue.

For the three months ended September 30, 2025, the income tax benefit was primarily related to the enactment of the "One Big Beautiful Bill Act," or OBBA. On July 4, 2025, H.R. 1, the OBBA, was signed into law. The modification to IRC Sec. 174 included in the OBBA allows the deduction of domestic based research and development expenses in the period in which they are incurred, which reduced the taxable income which was being generated from the $150 million upfront payment for the 2024 Novartis Agreement. In accordance with U.S. GAAP, the Company has accounted for the tax effects of changes in tax law in the period of enactment. As a result of these factors, in the third quarter of 2025, the Company reduced its provision for income taxes by $3.2 million. For the nine months ended September 30, 2025, the tax benefit of $1.2 million was primarily related to the requirement of carrying back the Research and Development credit generated in tax year 2025 to the tax liability of 2024.

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

13. Net earnings (loss) per common share

Basic and diluted net earnings (loss) per share is calculated based upon the weighted-average number of shares of common stock outstanding during the period. Shares of the Company’s common stock underlying pre-funded warrants are included in the calculation of the basic and diluted earnings per share.

Basic and diluted net earnings (loss) per share are as follows (in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$3,063	$(27,081)	$(84,837)	$7,509
Basic weighted average shares outstanding	101,793,104	82,397,753	101,058,958	82,245,324
Effect of potentially dilutive securities:
Stock options to purchase common stock	6,301,855	—	—	649,847
Restricted stock units	520,755	—	—	47,552
Diluted weighted average shares outstanding	108,615,714	82,397,753	101,058,958	82,942,723

Basic net earnings (loss) per share	$0.03	$(0.33)	$(0.84)	$0.09
Diluted net earnings (loss) per share	$0.03	$(0.33)	$(0.84)	$0.09

The following outstanding potentially dilutive securities have been excluded from the calculation of diluted net earnings (loss) per common share, as their effect is anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	9,565,892	14,943,250	15,867,747	14,293,403
Restricted stock units	650,661	774,675	1,171,416	727,123

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

The following table summarizes pension expense incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Pension expense	$401	$463	$1,112	$1,306

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

The following table summarizes defined contribution expenses incurred (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Defined contribution expense	$271	$201	$1,004	$830

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

The accounting policies used in the segment reporting are the same as those described in the summary of significant accounting policies. (See Note 2 in the Company's annual report on Form 10-K for the year ended December 31, 2025.) The Company’s CODM is the Chief Executive Officer.

The Company’s reportable segment net revenues and income (loss) for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$54,366	$12,768	$67,544	$120,891
Operating expenses:
Research and development:
External research and development expenses:
MRT-2359	2,633	2,176	8,534	6,363
MRT-6160	299	1,444	326	6,902
MRT-8102	5,636	7,307	21,077	10,388
Other development and discovery programs	12,405	6,288	35,113	17,216
Personnel expense	13,827	10,889	41,221	33,999
Overhead and administrative expense	10,563	8,574	31,125	24,653
General and administrative expenses:
Personnel expense	6,947	5,696	20,016	16,854
Professional services	2,513	1,619	6,358	4,147
Facility costs and other expense	1,482	1,750	4,877	4,862
Interest and other income, net	5,718	2,717	17,242	10,846
Income tax (provision) benefit	(716)	3,177	(976)	1,156
Net income (loss)	$3,063	$(27,081)	$(84,837)	$7,509

Other development and discovery expenses are related to the development of our QuEENTM discovery engine and our disclosed and undisclosed programs, including CDK2 and CCNE1. The Company's tangible assets are held in the U.S. and Switzerland with 38% and 29% of the assets held in Switzerland as of September 30, 2026 and December 31, 2025, respectively. All of the Company's collaboration revenue was generated in Switzerland during each of the three and nine months ended September 30, 2026 and 2025.

16. Subsequent events

In October 2026, the Company announced achievement of an additional milestone associated with the initiation of a second Phase 2 study initiated by its collaborator Novartis evaluating MRT-6160 (DDY391) in participants with active moderate to severe psoriatic arthritis. The first patient visit of this study triggered a $37.5 million milestone payment to the Company under the 2024 Novartis Agreement.

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

Monte Rosa Therapeutics AG, a Swiss operating company, was incorporated under the laws of Switzerland in April 2018. Monte Rosa Therapeutics, Inc. was incorporated in Delaware in November 2019. In 2020, through a common control reorganization, Monte Rosa Therapeutics, Inc. acquired the net assets and shareholding of Monte Rosa Therapeutics AG. Monte Rosa Therapeutics, Inc. includes wholly owned subsidiaries Monte Rosa Therapeutics AG and Monte Rosa Therapeutics Securities Corporation. We are headquartered in Boston, Massachusetts with research operations in both Boston and Basel, Switzerland.

Recent developments

In August 2026, we dosed the first patient in MODeFIRe-1, a Phase 2 study evaluating MRT-2359 in combination with apalutamide in patients with metastatic castration-resistant prostate cancer with androgen receptor mutations. In September 2026, we announced achievement of a milestone associated with our collaborator Novartis initiating a global Phase 2a/b randomized, double-blind, placebo-controlled study (NCT07737743), evaluating the efficacy, safety, and tolerability of up to 52 weeks of treatment with MRT-6160 (DDY391) in participants with Sjögren’s disease. The first patient visit triggered a $50 million milestone payment to us under the 2024 Novartis Agreement. In October 2026, we announced positive topline results from GFORCE-1, our completed Phase 1 study of MRT-8102 in subjects with elevated cardiovascular disease risk, and currently expect to initiate GFORCE-2, a Phase 2b study in patients with coronary artery disease, in the first half of 2027, as well as GEMINI-1, a Phase 2 study in patients with gout, in the fourth quarter of 2026 or first quarter of 2027, and GALAXY-1, a Phase 2 study in patients with moderate to severe hidradenitis suppurativa, in the first half of 2027. In October 2026, we also announced achievement of an additional milestone associated with our collaborator Novartis initiating a second Phase 2 study of MRT-6160 (DDY391) in participants with active moderate to severe psoriatic arthritis. The Phase 2a/b randomized, double-blind, placebo-controlled, multicenter study (NCT07801495) will evaluate the efficacy, safety, tolerability, and dose-response relationship of MRT-6160 (DDY391). The first patient visit, which occurred subsequent to September 30, 2026, triggered a $37.5 million milestone payment to us under the 2024 Novartis Agreement.

Liquidity

To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures and, to a lesser extent, general and administrative expenditures. From our inception through the date hereof, we raised an aggregate of $1.4 billion of gross proceeds from such transactions. Since inception, we have had significant operating losses. For the nine months ended September 30, 2026, we reported a net loss of $84.8 million and for the year ended December 31, 2025, we reported a net loss of $38.6 million. As of September 30, 2026, we had an accumulated deficit of $562.1 million and had $582.6 million in cash, cash equivalents, restricted cash and marketable securities. We anticipate that our existing cash and cash equivalents and marketable securities support our cash runway into 2029.

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

2024 Novartis License Agreement

In October 2024, Monte Rosa AG and Novartis entered into a license agreement, or the 2024 Novartis Agreement, with Novartis. Pursuant to the 2024 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to develop, manufacture, and commercialize VAV1 MGDs, including MRT-6160. We were responsible for completing the Phase 1 clinical study and Novartis is responsible for all subsequent development and commercial activities starting at Phase 2. In September 2026, Novartis initiated a Phase 2 clinical study of MRT-6160 (DDY391) in participants with Sjögren's disease. Development and commercial activities governed by the 2024 Novartis Agreement will be overseen by a Development Committee and a Commercialization Committee.

In December 2024, we received a $150 million non-refundable upfront payment. Pursuant to the 2024 Novartis Agreement, we are eligible to receive from Novartis up to $2.1 billion in development, regulatory, and sales milestones, beginning upon initiation of Phase 2 studies including (a) potential development and regulatory milestone payments, exceeding $1.5 billion if multiple indications achieve regulatory approval in multiple territories, and (b) potential sales milestone payments in connection with sales outside of the U.S., and tiered royalties on sales outside of the U.S. Novartis will be responsible for costs associated with Phase 2 clinical studies. We and Novartis also agreed to a net profit and loss sharing arrangement prior to the initiation of Phase 3 clinical trials, pursuant to which we will co-fund any global clinical development from Phase 3 onwards and will share 30% of any profits and losses associated with the manufacturing and commercialization of the licensed products in the U.S. We have defined opportunities to opt out of the net profit and loss sharing arrangement. In such case, sales in the U.S. would be entitled to the potential sales milestone payments and tiered royalties as sales outside of the U.S. Any costs for any co-funded development and commercialization activities are subject to budgets reviewed by us and Novartis.

To date through September 30, 2026, we have earned $50 million in connection with achievement of a milestone associated with Novartis initiating a global Phase 2a/b randomized, double-blind, placebo-controlled study (NCT07737743) evaluating the efficacy, safety, and tolerability of up to 52 weeks of treatment with MRT-6160 (DDY391) in participants with Sjögren’s disease. The first patient visit triggered this $50 million milestone payment to us. As there were no remaining performance obligations related to this milestone, the $50 million to be received from Novartis was recognized as collaboration revenue in the three and nine months ended September 30, 2026 and was recorded in collaboration receivable as of September 30, 2026.

In October 2026, we announced achievement of an additional milestone associated with Novartis initiating a second Phase 2 study of MRT-6160 (DDY391) in participants with active moderate to severe psoriatic arthritis. The Phase 2a/b randomized, double-blind, placebo-controlled, multicenter study (NCT07801495) will evaluate the efficacy, safety, tolerability, and dose-response relationship of MRT-6160 (DDY391). The first patient visit, which occurred subsequent to September 30, 2026, triggered a $37.5 million milestone payment to us.

2025 Novartis License Agreement

In September 2025, Monte Rosa AG entered into a collaboration, option, and license agreement, or the 2025 Novartis Agreement, with Novartis. Pursuant to the 2025 Novartis Agreement, we granted to Novartis an exclusive, royalty-bearing, sublicensable and transferable license to degraders for one I&I program, or the First Licensed Program, and the exclusive option to obtain exclusive, royalty-bearing, sublicensable and transferable licenses with respect to two programs from our growing preclinical immunology portfolio, or the Options, and the programs, or the Optioned I&I Programs. Such Options are individually exercisable at Novartis’s discretion until a program meets criteria for investigational new drug application-filing-readiness. On a program-by-program basis, if Novartis does not exercise an Option, all rights with respect to such program are retained by us; if Novartis does exercise its Option, such program becomes a Licensed Program, or together with the First Licensed Program, the Licensed Programs. Under the 2025 Novartis Agreement, we will apply our proprietary AI/ML-enabled QuEEN™ engine for the discovery and development of degraders for the First Licensed Program and the Optioned I&I Programs. The Licensed Programs will be further developed and commercialized by Novartis, unless otherwise agreed to by the parties in accordance with the 2025 Novartis Agreement. Research activities for the Licensed Programs governed by the 2025 Novartis Agreement will be overseen by a Joint Research Committee.

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

Non-operating income and (expense)

Our non-operating income and (expense) primarily includes interest earned on our investments, including principally U.S. government-backed money-market funds and marketable securities, as well as gains and losses on transactions of our Swiss subsidiary denominated in currencies other than the U.S. Dollar.

Results of operations for the three months ended September 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three months ended September 30,
	2026	2025	Dollar change
Collaboration revenue	$54,366	$12,768	$41,598
Operating expenses:
Research and development	$45,363	$36,678	$8,685
General and administrative	10,942	9,065	1,877
Total operating expenses	56,305	45,743	10,562
Loss from operations	(1,939)	(32,975)	31,036
Other income	5,718	2,717	3,001
Net income (loss) before income taxes	3,779	(30,258)	34,037
Income tax (provision) benefit	(716)	3,177	(3,893)
Net income (loss)	$3,063	$(27,081)	$30,144

Collaboration revenue

Collaboration revenue of $54.4 million and $12.8 million for the three months ended September 30, 2026 and 2025, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. The higher collaboration revenue in the three months ended September 30, 2026 was primarily related to achievement of a $50 million milestone under the 2024 Novartis Agreement associated with the first patient visit in a Phase 2 study initiated by Novartis, evaluating MRT-6160 (DDY391) in participants with Sjögren’s disease. This study is further described in the 2024 Novartis Agreement section earlier in this Management's discussion and analysis of financial condition and results of operations.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense (in thousands):

	Three months ended September 30,
	2026	2025	Dollar change
External research and development expense:
MRT-2359	$2,633	$2,176	$457
MRT-6160	299	1,444	(1,145)
MRT-8102	5,636	7,307	(1,671)
Other development and discovery programs	12,405	6,288	6,117
Personnel expense	13,827	10,889	2,938
Overhead and administrative expense	10,563	8,574	1,989
Total research and development expense	$45,363	$36,678	$8,685

As of September 30, 2026 and 2025, respectively, we had 144 and 116 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful continued advancement in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense and external R&D costs to for the continued advancement of our pipeline. Research and development expenses for the three months ended September 30, 2026 and 2025 included non-cash stock-based compensation expense of $3.3 million and $2.5 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Three months ended September 30,
	2026	2025	Dollar change
Personnel costs	$6,947	$5,696	$1,251
Professional services	2,513	1,619	894
Facility costs and other expenses	1,482	1,750	(268)
Total general and administrative expenses	$10,942	$9,065	$1,877

As of September 30, 2026 and 2025, respectively, we had 41 and 31 employees engaged in general and administrative activities. General and administrative expenses included non-cash stock-based compensation of $3.0 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively.

Other income

Other income was comprised of (in thousands):

	Three months ended September 30,
	2026	2025	Dollar change
Interest income	$5,625	$2,746	$2,879
Foreign currency exchange gain (loss)	93	(29)	122
Other income	$5,718	$2,717	$3,001

Other income for the three months ended September 30, 2026 and 2025 was primarily attributable to interest earned on marketable securities. The increase in interest income for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was principally attributable to higher average balances in marketable securities.

Income tax (provision) benefit

For the three months ended September 30, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and current federal and state taxes on U.S. taxable income generated from collaboration revenue.

For the three months ended September 30, 2025, the income tax benefit was primarily related to the enactment of the "One Big Beautiful Bill Act," or OBBA. On July 4, 2025, H.R. 1, the OBBA, was signed into law. The modification to IRC Sec. 174 included in the OBBA allows the deduction of domestic based research and development expenses in the period in which they are incurred, which reduced the taxable income which was being generated from the $150 million upfront payment for the 2024 Novartis Agreement. In accordance with U.S. GAAP, we have accounted for the tax effects of changes in tax law in the period of enactment. As a result of these factors, in the third quarter of 2025, we reduced our provision for income taxes by $3.2 million.

Results of operations for the nine months ended September 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Nine months ended September 30,
	2026	2025	Dollar change
Collaboration revenue	$67,544	$120,891	$(53,347)
Operating expenses:
Research and development	137,396	99,521	37,875
General and administrative	31,251	25,863	5,388
Total operating expenses	168,647	125,384	43,263
Loss from operations	(101,103)	(4,493)	(96,610)
Other income	17,242	10,846	6,396
Net (loss) income before income taxes	$(83,861)	$6,353	$(90,214)
Income tax (provision) benefit	(976)	1,156	(2,132)
Net (loss) income	$(84,837)	$7,509	$(92,346)

Collaboration revenue

Collaboration revenue of $67.5 million and $120.9 million for the nine months ended September 30, 2026 and 2025, respectively, represents revenue recorded under our collaboration and license agreements with Roche and Novartis. Collaboration revenue in the nine months ended September 30, 2026 was primarily related to achievement of a $50 million milestone under the 2024 Novartis Agreement associated with the first patient visit in a Phase 2 study initiated by Novartis, evaluating MRT-6160 (DDY391) in participants with Sjögren’s disease. This study is further described in the 2024 Novartis Agreement section earlier in this Management's discussion and analysis of financial condition and results of operations.

Collaboration revenue in the nine months ended September 30, 2025 was primarily related to the non-refundable upfront payment from Novartis under the 2024 Novartis Agreement.

Research and development expenses

We use our personnel and infrastructure resources across the breadth of our research and development activities, which are directed toward identifying and developing product candidates. As such, we do not track all of our internal research and development expenses on a program-by-program basis.

The following table summarizes our research and development expense (in thousands):

	Nine months ended September 30,
	2026	2025	Dollar change
External research and development expense:
MRT-2359	$8,534	$6,363	$2,171
MRT-6160	326	6,902	(6,576)
MRT-8102	21,077	10,388	10,689
Other development and discovery programs	35,113	17,216	17,897
Personnel expense	41,221	33,999	7,222
Overhead and administrative expense	31,125	24,653	6,472
Total research and development expense	$137,396	$99,521	$37,875

As of September 30, 2026 and 2025, respectively, we had 144 and 116 employees engaged in research and development activities in our facilities in the U.S. and Switzerland.

Most of our research and development expenses were driven by the successful continued advancement in our research and development organization, including the continuation of the MRT-2359 and MRT-8102 clinical studies, the progression of our preclinical pipeline including research performed for our collaborations with Roche and Novartis, and the continued development of our QuEEN™ discovery engine, and reflect increased personnel expense, external R&D costs, and related lab expenses for the continued advancement of our pipeline. Research and development expenses for the nine months ended September 30, 2026 and 2025 included non-cash stock-based compensation expense of $9.9 million and $8.5 million, respectively.

General and administrative expenses

General and administrative expenses to support our business activities were comprised of (in thousands):

	Nine months ended September 30,
	2026	2025	Dollar change
Personnel costs	$20,016	$16,854	$3,162
Professional services	6,358	4,147	2,211
Facility costs and other expenses	4,877	4,862	15
Total general and administrative expenses	$31,251	$25,863	$5,388

As of September 30, 2026 and 2025, respectively, we had 41 and 31 employees engaged in general and administrative activities. General and administrative expenses included non-cash stock-based compensation of $8.3 million and $6.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Other income

Other income was comprised of (in thousands):

	Nine months ended September 30,
	2026	2025	Dollar change
Interest income	$17,132	$9,253	$7,879
Foreign currency exchange gain	110	1,534	(1,424)
Gain on disposal of property and equipment	—	59	(59)
Other income	$17,242	$10,846	$6,396

Other income for the nine months ended September 30, 2026 and 2025 was primarily attributable to interest earned on marketable securities. The increase in interest income for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was principally attributable to higher average balances in marketable securities. Foreign exchange gain on transactions denominated in currency other than the U.S. dollar decreased in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to changes in the exchange rates between the U.S. Dollar and, principally, the Swiss Franc.

Income tax (provision) benefit

For the nine months ended September 30, 2026, the income tax provision was primarily related to interest income on marketable securities in Massachusetts and current federal and state taxes on U.S. taxable income generated from collaboration revenue.

For the nine months ended September 30, 2025, the income tax benefit of $1.2 million was primarily related to the requirement of carrying back the Research and Development credit generated in tax year 2025 to the tax liability of 2024.

Liquidity and capital resources

Overview

Due to our significant research and development expenditures, we have generated operating losses since our inception. We have funded our operations primarily through the issuance and sale of convertible promissory notes, convertible preferred stock, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and through our collaboration agreements. As of September 30, 2026, we had $582.6 million in cash, cash equivalents, restricted cash and marketable securities. We have incurred losses since our inception and, as of September 30, 2026, we had an accumulated deficit of $562.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

At-the-market offerings

On July 1, 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, to provide for the offering, issuance and sale of up to an aggregate amount of $100.0 million of our common stock from time to time in “at-the-market” offerings, or the ATM Program, through July 2025 under registration statement on Form S-3 (File No. 333-266003) with the SEC, which was declared effective on July 13, 2022, or the 2022 Shelf Registration Statement and subject to the limitations thereof.

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

On February 11, 2026, we filed a registration statement on Form S-3ASR (File No. 333-293389) with the SEC, or the 2026 Automatic Shelf Registration Statement, in relation to the registration of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof for the purposes of selling, from time to time, our common stock, debt securities or other equity securities in one or more offerings. In connection with the ATM Program and pursuant to the 2026 Automatic Shelf Registration Statement, we filed a new prospectus supplement with the SEC on February 11, 2026, for the offer and sale of up to $100.0 million of shares of common stock from time to time through Jefferies. As of September 30, 2026, we have sold no shares pursuant to our ATM program under the new prospectus supplement.

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

During the nine months ended September 30, 2026, 5,641,658 pre-funded warrants were exercised and, net of cashless exercises, 5,641,620 shares of common stock were issued as a result. During the nine months ended September 30, 2025, no pre-funded warrants were exercised.

Cash flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(122,461)	$20,216
Investing activities	(294,392)	(36,767)
Financing activities	332,114	727
Net decrease in cash, cash equivalents and restricted cash	$(84,739)	$(15,824)

Operating activities

Net cash used in operating activities of $122.5 million during the nine months ended September 30, 2026 was attributable to our net loss of $84.8 million, changes of $42.8 million in our working capital accounts, and a decrease in deferred revenue of $17.5 million, partially offset by non-cash charges of $22.7 million, principally with respect to depreciation expense and stock-based compensation. The changes in working capital accounts included a $43.0 million increase in collaboration receivable.

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

Investing activities

Cash used in investing activities of $294.4 million during the nine months ended September 30, 2026 was primarily attributable to purchases of marketable securities of $499.8 million and purchases of property and equipment of $8.1 million, partially offset by proceeds from the maturity of marketable securities of $213.5 million.

Cash used in investing activities of $36.8 million during the nine months ended September 30, 2025 was primarily attributable to purchases of marketable securities of $223.0 million and purchases of property and equipment of $3.9 million, partially offset by proceeds from the maturity of marketable securities of $190.2 million.

Financing activities

Cash provided by financing activities of $332.1 million for the nine months ended September 30, 2026 was primarily due to the proceeds from the 2026 Offering and to the exercise of employee stock options.

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

Contractual obligations and commitments

During the three months ended September 30, 2026, there have been no material changes to our contractual obligations and commitments from those described under “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 17, 2026.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2026. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II ─ Other Information

Item 1. Legal proceedings

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2026, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have focused substantially all of our efforts and financial resources on developing our proprietary QuEENTM discovery engine, our proprietary MGD library and our initial pipeline of product candidates. To date, we have financed our operations primarily through the issuance and sale of convertible promissory notes, and our convertible preferred stock to outside investors in private equity financings, public offerings of our common stock or warrants to purchase common stock, registered direct offerings, and our collaboration agreements with Roche and Novartis. From our inception through the date hereof, we raised an aggregate of $1.4 billion of gross proceeds from such transactions. As of September 30, 2026, our cash, cash equivalents, restricted cash and marketable securities were $582.6 million. We have incurred net losses in each year since our inception, and we had an accumulated deficit of $562.1 million as of September 30, 2026. For the nine months ended September 30, 2026, we reported a net loss of $84.8 million. For the year ended December 31, 2025, we reported a net loss of $38.6 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and initial pipeline programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. We expect our expenses to significantly increase in connection with our ongoing activities, as we:

•
conduct our clinical trials for MRT-2359, our MGD product candidate targeting GSPT1, including MODeFIRe-1, our Phase 2 study of MRT-2359 in combination with apalutamide;
•
advance our Phase 2 clinical trials for MRT-8102, our NEK7-directed MGD being developed for the treatment of inflammatory conditions driven by the NLRP3 inflammasome, IL-1β, and IL-6, including GFORCE-2, GEMINI-1, and GALAXY-1;
•
continue preclinical activities for CCNE1 and for CDK2 and other currently undisclosed programs;
•
prepare and submit IND applications with the U.S. Food and Drug Administration, or FDA, for other current and future product candidates;
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

Item 2. Unregistered sales of equity securities, use of proceeds and issuer purchases of equity securities

Recent sales of unregistered equity securities

None.

Issuer purchases of equity securities

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not Applicable.

Item 5. Other information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended on September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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

Monte Rosa Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Markus Warmuth
Markus Warmuth
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)